Form 10-Q
period 2013-09-30
STELLA BLU, INC
filed 2013-12-12
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-190215

STELLA BLU, INC.

A Nevada Corporation	I.R.S. Employer No. 80-0524316

270 Greyson Place

Teaneck, New Jersey 07666

Phone number: 866-416-3547

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 9, 2013, 10,300,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

2

STELLA BLU, INC.

(AN EMERGING GROWTH COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Financial Statements-

Balance Sheets as of September 30, 2013 and December 31, 2012	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from December 14, 2009 (Inception) to September 30, 2013	F-3

Statement of Stockholders’ Equity for the Period from Inception through September 30, 2013	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Period from December 14, 2009 (Inception) to September 30, 2013	F-5

Notes to Financial Statements	F-6

STELLA BLU, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,187	$-
Prepaid expenses	3,763	-
Total current assets	6,950	-

Total assets	$6,950	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,138	$-
Total current liabilities	1,138	-

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	-	-
Common stock, 500,000,000 shares authorized, par value $0.0001, 10,000,000 shares issued and outstanding	1,000	-
Additional paid in capital	35,439	-
Deficit accumulated during the development stage	(30,627)	-
Total stockholders' equity	5,812	-

Total liabilities and stockholders' equity	$6,950	$-

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					December 14, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

General and Administrative expenses	20,610	-	29,838	-	30,627
Operating loss	(20,610)	-	(29,838)	-	(30,627)

Loss before income taxes	(20,610)	-	(29,838)	-	(30,627)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(20,610)	$-	$(29,838)	$-	$(30,627)

Basic and Diluted
Loss Per Common Share	a	$-	a	$-

Weighted Average Number of Common Shares Outstanding	10,000,000	-	6,983,516	-

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances - December 14, 2009 (Inception )	-	$-	$-	$-	$-

Contributed capital	-	-	789	-	789
Net loss for the period	-	-	-	(789)	(789)
Balance - December 31, 2009	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2010	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2011	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2012	-	-	789	(789)	-

Common stock issued to its director for cash on February 10, 2013 ($0.0001)	6,500,000	650	-	-	650
Common stock issued for cash ($0.01)	3,500,000	350	34,650	-	35,000
Net loss for the period	-	-	-	(29,838)	(29,838)
Balance - September 30, 2013	10,000,000	$1,000	$35,439	$(30,627)	$5,812

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Unaudited)

			December 14, 2009
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(29,838)	$-	$(30,627)
Adjustments to reconcile net loss to cash used in in operating activities:
Increase in prepaid expenses	(3,763)		(3,763)
Increase in accounts payable	1,138	-	1,138
Net cash used in operating activities	(32,463)	-	(33,252)

FINANCING ACTIVITIES:
Contributed capital	-	-	789
Proceeds from common stock subscriptions	35,650	-	35,650
Cash provided by financing activities	35,650	-	36,439

Net Increase in Cash	3,187	-	3,187

Cash, Beginning of Period	-	-	-

Cash, End of Period	$3,187	$-	$3,187

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Stella Blu, Inc. (“the Company”) was incorporated under the laws of the state of Nevada on December 14, 2009. The Company began limited operations on February 10, 2013, and is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company is engaged in the patent monetization business. The Company’s principal operations will include the acquisition, licensing, and enforcement of patented technologies. The Company will develop portfolios from patents whose rights are obtained from third parties. The Company expects to generate revenues and related cash flows from the subsequent sale, licensing and enforcement of those patents.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

In the opinion of management, the accompanying unaudited condensed financial statements of Stella Blu, Inc. contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and its results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 and for the period from December 14, 2009 (inception) through September 30, 2013. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2013 or December 31, 2012.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $30,627 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Contributed Capital

In December 2009 an officer of the Company contributed capital in the amount of $789 for incorporation costs.

Issued and Outstanding

On February 10, 2013, the Company issued 6,500,000 common shares to its Director for cash consideration of $0.0001 per share. The proceeds of $650 were received on June 14, 2013.

The Company accepted subscriptions for 3,500,000 shares of common stock from 39 investors pursuant to a series of private placement transactions which closed in May 2013. The private placement shares were priced at $0.01 per share, for aggregate gross proceeds of $35,000. The Company accepted the subscriptions on June 11, 2013.

NOTE 5. CONFLICTS OF INTEREST

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to September 30, 2013, of $30,627. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. CONCENTRATION OF CREDIT RISK

The Company’s cash is held in escrow by the Company’s attorney. The cash is available for operations without any restrictions.

NOTE 8. RELATED PARTY TRANSACTIONS

In December 2009 an officer of the Company contributed capital in the amount of $789 for incorporation costs.

On February 10, 2013, the Company issued 6,500,000 common shares to its Director for cash consideration of $0.0001 per share.

NOTE 9. SUBSEQUENT EVENT

On December 9, 2013, the Company terminated its initial public offering after the sale of 300,000 shares of common stock at $0.10 per share. The total proceeds from the sale of these shares was $30,000.

F-9

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Stella Blu,” “we,” “our” or “us” refer to Stella Blu, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended June 30, 2013, and the notes thereto included in our Registration Statement on Form S-1, which became effective on November 12, 2013.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-190215) filed with the Securities and Exchange Commission, which became effective on November 12, 2013. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Results of Operations

For the three and nine months ended September 30, 2013 and September 30, 2012, we had revenues of $0. Expenses were $20,610 in the three months ended September 30, 2013, as compared with $0 in the three months ended September 30, 2012. The increased expenses were expenses related to the initial public offering of shares of our common stock. Expenses were $29,838 in the nine months ended September 30, 2013, as compared with $0 in the nine months ended September 30, 2012. The increased expenses were expenses related to the initial public offering of shares of our common stock.

For the three and nine months ended September 30, 2013, we incurred net losses of $20,610 and $29,838, respectively. The net loss was brought about by professional and other fees related to our initial public offering. Our cumulative net loss during the period from December 14, 2009 (inception) through September 30, 2013 was $30,627.

Liquidity and Capital Resources

As of September 30, 2013, our current assets were $6,950 and our current liabilities were $1,138, resulting in working capital of $5,812.

Stockholders’ equity was $5,812 at September 30, 2013. This was the result of shares being issued in exchange for $35,650, and a cumulative net loss of $30,627 for the period from inception through September 30, 2013.

For the nine months ended September 30, 2013, net cash used in operating activities was $32,463. Net cash used in operating activities for the period ended September 30, 2013 was the result of expenses of our initial public offering.

For the nine months ended September 30, 2013, net cash provided by financing activities was $35,650, which were a result of the sale of shares of our common stock to our President, Chief Executive Officer and Director, Mr. Yoel Eliyahu, and to certain investors in an offering that was exempt from registration under Regulation S under the Securities Act of 1933.

As of September 30, 2013 we had $3,187 in cash. We received proceeds equal to $35,000 in May, 2013 from the sale of 3,500,000 common shares of stock. Nearly all of these proceeds were used to pay expenses in connection with our initial public offering, such that without further funding, our cash on hand would only fund another one to two months of operations. We received a commitment from our chief executive officer to lend us moneys from time to time, during the 12 months following the effective date in an aggregate amount of up to $50,000. Such loans will be made without interest and will be payable on demand, however our chief executive officer has agreed not to demand such payment for 18 months from the effective date of the registration statement. We believe that the loans to be made by our chief executive officer will be sufficient to meet our short term cash flow needs. We anticipate that from the conclusion of our initial public offering, our annual expenses will be approximately $42,000, approximately 60% of which represents compliance costs, and approximately 40% of which represents expenses related to developing our business.

We believe that we will be able to meet our long term cash flow needs from amounts that may be raised in future offerings, by generating revenues equal to at least $3,500 per month, or by borrowing such amounts to the extent that such revenues do not materialize. Our chief executive officer has not committed to lend us more than $50,000.

While our chief executive officer has agreed not to demand repayment of the loan for a period of 18 months from the effective date of this registration statement, the existence of the possibility that repayment of the loan could be demanded at any time after that date will make it more difficult to obtain outside sources of financing than would be the case if we had sufficient cash to fund our operations for some period of time after this registration statement becomes effective. Additionally, if we are unable to repay the loan at the time that a repayment demand is made, we may not have sufficient funds to continue operating our business.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of public or private offerings or by borrowing money.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Additional Equity Raises

In February 2013, the Company issued a total of 6,500,000 shares of the Company’s common stock as founder's shares at a price per share of $0.0001 per share for an aggregate sum of $650.

In May 2013 the Company completed a private placement for up to 3,500,000 shares of common stock of the Company at a price of $0.01 per share for an aggregate sum of $35,000.

All of the above offerings and sales were deemed to be exempt under rule 903 of Regulation S and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, and transfer was restricted by Stella Blu, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the purchasers in the Regulation S offering were not US persons as defined in Regulation S. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

Plan of Operation

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”). Our business model is Patent Monetization and Patent Assertion.

Critical Accounting Policies

Our financial statements for the nine months ended September 30, 2013 are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For additional discussion on the application of these and other accounting policies, you should refer to our Consolidated Financial Statements for the nine months ended September 30, 2013, and the notes related thereto.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which consists of accounts payable, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2013.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STELLA BLU, INC.

Date: December 12, 2013	By:	/s/ Yoel Eliyahu

Name: Yoel Eliyahu
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: December 12, 2013		By: /s/ Yoel Eliyahu
Name: Yoel Eliyahu
Title: Secretary and Director

