Form 10-K
period 2013-12-31
STELLA BLU, INC
filed 2014-03-14
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 333-190215

STELLA BLU, INC.

(Exact name of registrant as specified in charter)

Nevada	80-0524316

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

270 Greyson Place,

Teaneck, New Jersey 07666

(Address of Principal Executive Offices)  (Zip Code)

Telephone Number 866-416-3547

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Title Of Each Class	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ;  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☒;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer  ☐             Accelerated filer   ☐           Non-accelerated filer ☐

Smaller Reporting Company  ☒  ;

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☒    No ☐ ;

Number of shares of common stock outstanding as of February 10, 2014 was 10,300,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

PART I

Item 1. Description of Business.

As used in this annual report, references to “Stella Blu,” “Stella Blu, Inc.,” the “Company,” “we,” “our,” or “us” refer to Stella Blu, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Stella Blu, Inc (the “Company”) is an emerging growth company (as defined in the Jumpstart Our Business Startups (JOBS) Act), which was formed in the State of Nevada on December 14, 2009. For more information regarding our status as an emerging growth company, see “Risk Factors - Our status as an emerging growth company and as a Smaller Reporting Company may make our shares unattractive to investors.”

Stella Blu, Inc. will be engaged in the patent monetization business. Our principal operations will include the acquisition, licensing, and enforcement of patented technologies. We plan to develop our portfolios from patents whose rights we hope to obtain from third parties. We hope to generate revenues and related cash flows from the subsequent sale, licensing and enforcement of those patents. We plan to initiate lawsuits, if necessary, to prevent the unauthorized use of the licensed patented technologies in which we expect to acquire rights. When necessary we plan to assist third parties in the further development of their patent portfolios through the filing of additional patent applications. The Company’s planned focus will be in acquiring patents in high-tech areas such as bio-technology and nano-technology. We are initially targeting technologies developed in Israel.

Our operations to date have been limited to capital formation activities. We have acquired no patents or license agreements, and therefore have not yet initiated any defensive enforcement actions. We plan to commence operations as soon as possible. We raised $30,000 in our initial public offering. Additionally, our chief executive officer has committed to lend to the Company up to $50,000 based on an interest-free demand note in order to ensure that we have sufficient capital for operations until November 12, 2014. Payment of the note may not be demanded during the 18 months following the effective date of the registration statement, which means that payment may not be demanded before May 12, 2015.

As already noted, we plan to engage in the patent monetization business. Any organization that innovates and invents new technologies has likely developed a portfolio of patents over time. It’s expensive to obtain those patents and maintain them over the 20 years or so that they remain in force. Some of these costs, however, can be offset if the patents are exploited to generate revenue, usually by selling products that incorporate the patented technology or by licensing the patents themselves. In some cases, patent owners don’t get much value from their patents. This can happen when, for example, technology isn’t commercially developed due to changes in corporate strategy or other contingencies. Patents that covered that technology might be ignored and left on the shelf, only to be revisited when periodic official fees are due to maintain them. Monetization is one way to get value from these underused patents. It’s a process that creates income from assets - the patents in the portfolio - that would otherwise go untapped. However, there are challenges to monetization, including how to assess and value the patents in a portfolio and how to identify potential licensees. See “Description of Business: Patent Monetization and Patent Assertion”.

Our Business

We were incorporated in the State of Nevada on December 14, 2009. We are an emerging growth company, and from our inception to date, we have not generated any revenue. We intend to focus on patent monetization and patent assertion. For more information regarding our status as an emerging growth company, see "Risk Factors - Our status as an emerging growth company and as a Smaller Reporting Company may make our shares unattractive to investors."

We have never declared bankruptcy, have never been in receivership, and we have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has our Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Since we have a specific business plan, which we have begun to execute, while we have no plan to engage in a merger or acquisition of another entity, we believe that we are not a blank check company described in Rule 419 under the Securities Act of 1933.

We are an emerging growth company and have not generated any revenue to date. We currently have no employees.

As discussed in the Financial Statements included in this Annual Report, as of December 31, 2013, we had no revenue and had a net loss of approximately $51,377 for the period from February 10 (commencement of operations) to December 31, 2013. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from February 10, 2013 (commencement of operations) to December 31, 2013. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Our offices are currently located at 270 Greyson Place, Teaneck, New Jersey 07666. Our telephone number is 866-416-3547. We do not currently have an operating web site.

Unless otherwise indicated, all references in this Annual Report to “dollars” or “$” refer to US dollars.

Stella Blu, Inc. will be engaged in the patent monetization and patent assertion business. Our principal operations will include the acquisition, licensing, and enforcement of patented technologies. We will develop our portfolios from patents to which we obtain the rights to from third parties. We expect to generate revenues and related cash flows from the subsequent sale, licensing and enforcement of those patents. We will initiate lawsuits, if necessary, to prevent the unauthorized use of our licensed patented technologies. When necessary we will assist third parties in the further development of their patent portfolios through the filing of additional patent applications. The company’s focus will be in acquiring patents in high-tech areas such as bio-technology and nano-technology. We are initially targeting technologies developed in Israel.

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

Business Strategy

The company will focus its early efforts on identifying, targeting and subsequently acquiring, unique patents or intellectual properties in the high tech arena.

Specific areas of interest include software, bio-technology, environmental, and life sciences. Key areas where the Company will look to provide benefits include:

• IP acquisition

• IP licensing

• In the first six months after our registration statement was declared effective, the Company is actively seeking out IP technologies that will fit our criteria as listed below. As stated below, the rights to prospective technologies may be acquired through a variety of means including purchase for cash, purchase for shares or future profit sharing. We are anticipating that the costs related to acquiring the rights to these IP technologies will be relatively low on a cash basis as we will focus our pursuits of acquiring technologies primarily through the purchase of shares or profit sharing.

• IP monetization

• Monitoring usage of IP by third parties

• Enforcement of patented technology licensing

• After the initial six months of IP acquisition, the Company plans to move forward by monitoring IP usage by third parties. Should it come to our attention that our IP is being used without consent or reimbursement we plan to move quickly to contact those companies infringing on our proprietary rights and request adequate compensation. Should the infringement persist we will seek compensation through proper legal channels. To do this we may choose to hire attorneys on a cash or contingency basis.

• Forming strategic partnerships

• Prospective joint ventures

• After the IP acquisition phase, we plan to continuously seek to increase the use of our technologies by forming strategic partnerships. In the course of events we will also give serious consideration to joint venturing the IP technologies with suitable companies or technologies. We anticipate that these partnerships and ventures will not require any cash outlay by our company.

The Company intends to focus on acquiring the rights to innovative IP and focus on monetizing the value of the IP while maintaining its integrity and ownership. The acquiring of the rights to prospective technologies may be done through a variety of means including purchase for cash, purchase for shares or future profit sharing. Consistent with this strategy, the Company has identified the following general criteria and guidelines that we believe are important inevaluating prospective target technologies. We will use these criteria and guidelines in evaluating technology acquisition opportunities, but we may decide to acquire a technology that does not meet these criteria and guidelines.

•  Technology that is patent protected or has the ability to become patent protected.

•  Innovative technology.

•  Technology that appeals to a broad market segment. We will seek to acquire technologies that have the potential to generate strong, stable and increasing licensing fees.

•  Technologies that are strategically relevant to the United States of America. We will seek to acquire strong technology that will be strategic to the United States and its growth such as alternative energy, water, agriculture, automated machinery, medical devices, Internet, IT Services, natural resources and communications.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular technology, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that management may deem relevant.

Sources of Target Businesses

We anticipate that target technology candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target technologies may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target technologies in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our CEO has experience in recruiting, evaluating and negotiating with companies in the sphere of nano technology, biotechnology and information technology. Additionally, our CEO has assisted high tech companies with filing patents developing strategic partnerships and bringing high tech products to market. As a result of this experience, our CEO may bring in target business candidates of which he has knowledge of through his past experience. Our management may also bring to our attention target business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, or as a result of attending trade shows or conventions. Additionally, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our management.

As Israel is one of the leading countries in new and innovative technology, the Company initially plans to seek out technologies from Israeli research centers like the ones listed below. We have not yet approached, and may never approach, any of the research centers listed below. They are named only for illustrative purposes. We will not approach any research centers until we have funding to offer them.

Bar–Ilan Research & Development Ltd of Bar-Ilan University

The Bar-Ilan Research & Development Co. Ltd., located in Ramat-Gan, serves as the technology transfer arm of Bar-Ilan University. An independent commercial entity, Bar-Ilan R&D Co. connects the scientific and technological developments of Bar-Ilan to the world of business and industry.

BGN - Ben-Gurion University of the Negev

As the technology transfer company of Ben-Gurion University of the Negev, BGN Technologies is responsible for commercializing the know-how and inventions of the University's researchers. Through the development of novel University technologies and creative partnering with industry and investors, BGN attempts to bring value to the technological marketplace.

BioRap - Rappaport Research Institute

BioRap Technologies Ltd., the technology transfer company of the Rappaport Research Institute, promotes technologies and innovative perspectives in the area of biomedicine. Established in 2001 in Haifa, Israel, BioRap combines research and development activities with a commercial approach. It introduces biotech concepts based on novel scientific insights that are applied directly to critical human health care issues.

Carmel-Haifa University Economic Corp. Ltd.

Carmel-Haifa University Economic Corporation Ltd. was established in 2002 as a wholly owned subsidiary of the University of Haifa to commercialize the intellectual property generated by the University’s researchers. Carmel-Haifa identifies, promotes, and markets new technologies and projects from the University into the marketplace. It works to enhance the research activity and establish collaboration opportunities, including economic ventures, between the University and industry.

Gavish Galilee Bioapplications Ltd.

Founded in 1979, MIGAL (the Upper Galilee Center for Knowledge) is a regional research institute that promotes developments in modern biology and the sciences. Situated in Kiryat Shmona, Gavish Galilee Bioapplications Ltd. maintains sole rites to MIGAL’s intellectual property. Gavish establishes and nurtures new enterprises while forging strategic alliances and establishing technology frameworks for issuing licensing agreements.

Hadasit - Hadassah Medical Organization

Hadasit is the technology transfer company of Hadassah Medical Organization in Jerusalem, Israel. Hadasit promotes and commercializes the intellectual property and R&D capabilities generated at Hadassah, one of the world’s leading health care centers. Hadasit licenses rights to its products or establishes start-up companies under the auspices of Hadassah or Hadasit Bio-Holdings Ltd., a publicly traded company on the Tel Aviv Stock Exchange (HDST).

Mor - Clalit Health Services

Mor Research Applications, part of the Mor Institute family of companies is part of the Clalit Health Services, Israel’s largest health care fund. Founded in 1994, Mor provides end-to-end services from patents to commercialization for Clalit doctors and researchers. The intellectual property is conceived and developed by professionals working at Clalit medical centers and hospitals across the country, including Beilinson, Meir, Kaplan, Carmel, Soroka, Ha-Emek and Schneider.

Ramot - Technology Transfer of Tel Aviv University

Ramot at Tel Aviv University Ltd. is the technology transfer company of Tel Aviv University (TAU). Ramot manages all activities related to the protection and commercialization of inventions and discoveries made by faculty, students, and other researchers of TAU. Ramot provides a dynamic interface connecting industry to leading-edge science and innovation, offering new business opportunities in a wide variety of emerging markets.

T³ - Technion Technology Transfer

The Technion offers a combination of science and engineering; with 11 affiliated hospitals, a high-tech entrepreneurial incubator and the Rappaport Faculty of Medicine. As the commercialization arm of the Technion Research and Development Foundation, T³ has expertise in IP development rights, patenting and licensing inventions and forming business agreements, bringing together ideas with investors and entrepreneurs. Transforming scientific discovery and technological innovation into real-life applied solutions, T³ has the experience to build bridges so that science, technology and brainpower become problem-solving solutions available to all.

Tel Aviv Medical Center

One of the largest hospitals in Israel, the Tel Aviv Sourasky Medical Center brings together highly trained clinicians and scientists to put novel techniques and technologies into practice. The more than 1,000 M.D.s and Ph.D.s cover a number of specialties in the Center’s 60 departments, institutes, and clinics. Sourasky is widely regarded as one of Israel’s leading centers for trauma; adult neurosurgery; pediatric neurosurgery; orthopedic and surgical oncology; kidney-pancreas transplants, liver transplants; and microsurgery on the nervous system. An active teaching hospital, Sourasky’s clinical departments are affiliated with the Sackler Faculty of Medicine at Tel Aviv University.

Yeda - Research & Development of Weizmann Institute

Yeda Research and Development Company Ltd. is the commercial arm of the Weizmann Institute of Science, Israel’s leading research center. Yeda, in Rehovot, Israel, holds an exclusive agreement with the Institute for marketing and commercializing new developments emerging from the Institute's laboratories.

Yissum - Technology Transfer of the Hebrew University

Yissum, the technology transfer company of the Hebrew University of Jerusalem (HU), markets the inventions and know-how generated by the University. Working closely with HU researchers and staff, Yissum actively focuses on making these technologies commercially viable — and desirable — in the marketplace. Since its establishment in 1968, Yissum has granted more than 400 technology licenses and is responsible for commercializing an array of successful products that generate nearly $1 billion in worldwide sales every year.

Senna – The National Technology Transfer Company

Senna, a private technology transfer company sponsored by the Israeli government, is the exclusive technology transfer company for all the Israeli academic colleges.

There are more than 20 Israeli academic colleges, among them – Bezalel, Shenkar, Jerusalem College for Technology, Braude, Holon Institute of Technology, Afeka College of Engineering, The Academic College of Tel Aviv, The Academic College of Tel Hai, Hadasa Academic Center, and many others.

Senna's eight-year concession (from 2013-2021) is sponsored by the Israeli government. According to Senna, the Israeli government will grant Senna US$3 million for services that will be rendered to the academic colleges, and another US$4 million for all necessary patent & IP expenses required for the best in class inventions chosen by Senna.

We have not yet approached any of the research centers listed above, and we may never approach any of them. They are listed for illustrative purposes only We will not approach any research centers until we have funding to offer them.

Established Deal Sourcing Network

Since 1993, our chief executive officer, Yoel Eliyahu, has worked with high tech companies (primarily start ups). We believe that his experience will be greatly assist us in identifying target IP technologies. Through Mr. Eliyahu, we believe we have contacts and sources from which to generate leads about technologies that are ripe for acquisition, and to seek complementary business arrangements. These contacts and sources include those in government, private and public companies around the world, private equity and venture capital funds, investment bankers, attorneys and accountants.

Competition

We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies to those that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we may then rely upon to generate future revenue.

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or out-license.  Many potential competitors may have significantly greater resources than we do.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Legal and Regulatory Environment

Our Patent Monetization and Patent Assertion business will be subject to numerous risks from outside influences, including the following:

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We may purchase or apply for patents and may spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (“USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

In this regard, it should be noted that the America Invents Act, signed in 2011 (“America Invents Act”), made it illegal to file a single lawsuit claiming multiple defendants had infringed a patent in the same way. Now, a patent holder must file individual lawsuits against each infringing company. Patent experts say that the America Invents Act has significantly increased the number of patent infringement lawsuits since it was enacted, and has made prosecuting patent infringers significantly more expensive.

On June 4, 2013, President Obama issued an executive order, ordering the Patent and Trademark Office to require companies to be more specific about exactly what their patent covers and how it is being infringed. The administration also told the patent office to tighten scrutiny of overly broad patent claims and said it would aim to curb patent-infringement lawsuits against consumers and small-business owners who are simply using off-the-shelf technology. The implementation of this executive order could make it significantly more difficult for us to prove patent infringement claims.

On October 23, 2013, Representative Bob Goodlatte (R-Va), chairman of the House Judiciary Committee, introduced the Innovation Act of 2013. The Innovation Act would require companies to provide specific details on what patent is infringed and how it is used when they file a lawsuit.

It would also require judges hearing patent cases to award fees to the winner in an infringement lawsuit, unless the judge decides that the loser's position was "substantially justified" or some other circumstances exist.

Goodlatte, a Virginia Republican, is reported to be working on the measure with his counterpart on the Senate Judiciary Committee, Vermont Democrat Patrick Leahy.

On December 5, 2013, the Innovation Act passed the House of Representatives. It has not yet passed the Senate.

If the Innovation Act were to become law, it could make it significantly more expensive to file patent lawsuits, and considerably more difficult to prove patent infringement.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we plan to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

There is a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue, if any, from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

U.S. Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Patent enforcement actions are almost exclusively prosecuted in U.S. Federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before United States Judges, and as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

We anticipate that our primary asset will be our patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios will be dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition is intense in the industries in which we plan to do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

Our licensing business may compete with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than we do. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries upon which we currently rely to generate future revenue.

Our future patented technologies will likely face uncertain market value.

Many of our patents and technologies are likely to be in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies will be untested and will be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

Other people may have the right to exploit our Israeli patents in Israel.

As noted elsewhere in this Annual Report, our initial plan is to seek licenses to exploit technology developed by Israeli technology centers. Israeli patent law grants a right to exploit patented technology, without being subject to a patent holder’s rights, to anyone who is able to prove that he was exploiting that technology before the patent was granted. Under Section 53 of the Israeli Patent Law, if, on the date on which an application for a patent was first submitted in Israel, a person in Israel in good faith exploited the invention that is the subject of the patent application, or if he in good faith made actual preparations for its exploitation, then he is entitled to exploit the invention himself and in the course of his business without consideration. If technology that we acquire turns out to be subject to a prior right of exploitation, the value of that technology could be significantly impaired.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Annual Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.

Risks Related to Our Financial Condition and Operations

We may incur losses in the future.

Although we were incorporated in December  2009,  we  did  not commence operations  until  February  2013,  and  our operations since  then  have  only related  to  capital  formation  activities.  Nevertheless,  we  have  sustained  losses  from  operations  since  we  commenced  operations.    As  of  December 31,  2013,  our accumulated deficit was approximately $52,166.  As of December 31, 2013, we had approximately $15,584 in cash and cash equivalents on hand, and working capital of approximately $14,273. We expect to continue incurring significant legal and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future.

We will need additional funding in the future, which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders, and the report from our independent registered public accountants includes an uncertainty paragraph regarding our ability to continue as a going concern.

Based on currently available information, we believe that our existing cash, cash equivalents, and short-term investments, together with any amounts lent to us by our Chief Executive Officer, and cash flows from patent licensing and enforcement, and other potential sources of cash flow will be sufficient to enable us to engage in our patent licensing and enforcement activities for at least 12 months.  However, in the event that (a) our chief executive officer defaults on his obligations to make loans to us, and (b) we have no cash flows from patent licensing and enforcement, we believe that our currently available funds would only be sufficient to maintain our operations for 1-2 months.

We also may seek to sell equity, debt or convertible debt securities in the public or private markets, or to obtain loans from various financial institutions to finance our ongoing operations.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our then-existing stockholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding, we would need to curtail or cease some or all of our operations. We believe that we will require approximately $42,000 to fund the next 12 months of our operations.

As shown in the accompanying financial statements, we have incurred a net loss of approximately $51,377 during the year ended December 31, 2013, and, as of that date, we have a net shareholders’ equity of approximately $14,273. These and the other factors described herein raise uncertainty about our ability to continue  as  a  going  concern.   Management’s  plans  in  regard  to  these  matters  are  set  forth  in  the  notes  to  the  accompanying  financial  statements.   The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, D. Brooks and Associates, dated February 21, 2014, includes an explanatory paragraph related to our ability to continue as a going concern.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, cash equivalents and short-term investments on hand totaled approximately $15,584 at December 31, 2013.  To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our capital formation activities.

Although we received net proceeds of approximately $35,000 from the sale of shares of common stock in our Regulation S offering in April and May, 2013, and $30,000 from the sale of shares of common stock in our initial public offering in November and December 2013, we will need substantial additional capital to continue to operate our business.

We  may  encounter  unforeseen  difficulties  with  our  business  or  operations  in  the  future  that  may  deplete  our  capital  resources  more  rapidly  than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  Aside from our chief executive officer’s commitment to lend us up to $50,000, we have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital other than the capital that has been committed by our chief executive officer may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

Failure to effectively manage our potential growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Once we commence our business operations, if our business strategy produces results as expected, our potential growth is expected to place a strain on our managerial, operational and financial resources and systems.  Further, if our business grows, we will be required to manage multiple relationships.  Any growth by us, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems.  Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Our future success depends on our ability to expand our organization.

If we grow as planned, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control.  Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

We may be dependent upon a demand loan by our chief executive officer for continued funding.

In the event that we do not raise sufficient funds for our operations in this offering, unless and until we obtain other funding, we will be dependent upon a demand loan that our chief executive officer has agreed to make to us. The demand loan, which is in an amount of up to $50,000, is only slightly more than the $42,000 we estimate that we need to fund our operations for the next 12 months. While our chief executive officer has agreed not to demand repayment of the loan for a period of 18 months from the effective date of our registration statement (i.e. not before May 12, 2015), the existence of the possibility that repayment of the loan could be demanded at any time after that date will make it more difficult to obtain outside sources of financing than would be the case if we had sufficient cash to fund our operations for some period of time after this registration statement becomes effective. Moreover, if we are unable to repay the loan at the time that a repayment demand is made, we may not have sufficient funds to continue operating our business.

Risks Related to Patent Monetization and Patent Assertion Activities

We may not be able to monetize our patent portfolios after we acquire them.

The primary operations of the Company going forward will be Patent Monetization and Patent Assertion. We hope to generate revenues and related cash flows from the licensing and enforcement of patents that we plan to obtain in the future, from third parties.  However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

Certain of the patent portfolios that we purchase may be subject to existing license agreements which may limit our ability to monetize them.

We intend to take the steps necessary to seek to remove any encumbrances that may inhibit our patent licensing and enforcement efforts; however, we can give no assurance that any patent portfolios we acquire will be unencumbered.  If our patent portfolios are encumbered, it could limit our ability to monetize such portfolios.

We currently have no revenues and there is no assurance that we will have any revenues in the future.

We currently have no revenues, and any revenues that we may receive once we commence operations may be unpredictable. Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our future revenues, if any,  may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our success depends in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation.

The success of our licensing business depends upon our ability to retain the best legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents them from representing us.

We, in certain circumstances, may rely on representations, warranties and opinions made by third parties that, if determined to be false or inaccurate, may expose us to certain material liabilities.

From  time  to  time,  we  may  rely  upon  the  opinions  of  purported  experts.  In  certain  instances,  we  may  not  have  the  opportunity  to  independently investigate  and  verify  the  facts  upon  which  such  opinions  are  made.  By  relying  on  these  opinions,  we  may  be  exposed  to  liabilities  in  connection  with  the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our Patent Monetization and Patent Assertion business and results of operations.

Our Patent Monetization and Patent Assertion business will be subject to numerous risks from outside influences, including the following:

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We may purchase or apply for patents and may spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are  implemented  either  by  Congress,  the  U.S.  Patent  and  Trademark  Office  (“USPTO”),  or  the  courts  that  impact  the  patent  application  process,  the  patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenues. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

In this regard, it should be noted that the America Invents Act, signed in 2011 (“America Invents Act”), made it illegal to file a single lawsuit claiming multiple defendants had infringed a patent in the same way. Now, a patent holder must file individual lawsuits against each infringing company. Patent experts say that the America Invents Act has significantly increased the number of patent infringement lawsuits since it was enacted, and has made prosecuting patent infringers significantly more expensive.

On June 4, 2013, President Obama issued an executive order, ordering the Patent and Trademark Office to require companies to be more specific about exactly what their patent covers and how it is being infringed. The Obama administration also told the patent office to tighten scrutiny of overly broad patent claims and said it would aim to curb patent-infringement lawsuits against consumers and small-business owners who are simply using off-the-shelf technology.

The implementation of this executive order could make it significantly more difficult for us to prove patent infringement claims.

On October 23, 2013, Representative Bob Goodlatte (R-Va), chairman of the House Judiciary Committee, introduced the Innovation Act of 2013. The Innovation Act would require companies to provide specific details on what patent is infringed and how it is used when they file a lawsuit.

It would also require judges hearing patent cases to award fees to the winner in an infringement lawsuit, unless the judge decides that the loser's position was "substantially justified" or some other circumstances exist.

Goodlatte, a Virginia Republican, is reported to be working on the measure with his counterpart on the Senate Judiciary Committee, Vermont Democrat Patrick Leahy.

If the Innovation Act were to become law, it could make it significantly more expensive to file patent lawsuits, and considerably more difficult to prove patent infringement.

Trial  judges  and  juries  often  find  it  difficult  to  understand  complex  patent  enforcement  litigation,  and  as  a  result,  we  may  need  to  appeal  adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we plan to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

There  is a trend  of increasing patent  applications  each  year,  which we believe  is  resulting in  longer delays in  obtaining approval of  pending  patent applications. The application delays could cause delays in recognizing revenue, if any, from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

U.S. Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Patent enforcement actions are almost exclusively prosecuted in U.S. Federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before United States Judges, and as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

We anticipate that our primary asset will be our patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios will be dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition is intense in the industries in which we plan to do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

Our  licensing  business  may  compete  with  venture  capital  firms  and  various  industry  leaders  for  technology  licensing  opportunities.  Many  of  these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar  technology opportunities, which may  reduce our  market  share in  one or more  technology  industries  upon which  we currently  rely to  generate  future revenue.

Our future patented technologies will likely face uncertain market value.

Many of our patents and technologies are likely to be in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies will be untested and will be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

Other people may have the right to exploit our Israeli patents in Israel.

As noted elsewhere in this annual report, our initial plan is to seek licenses to exploit technology developed by Israeli technology centers. Israeli patent law grants  a  right  to  exploit  patented  technology,  without  being  subject  to  a  patent  holder’s  rights,  to  anyone  who  is  able  to  prove  that  he  was  exploiting  that technology before the patent was granted. Under Section 53 of the Israeli Patent Law, if, on the date on which an application for a patent was first submitted in Israel, a person in Israel in good faith exploited the invention that is the subject of the patent application, or if he in good faith made actual preparations for its exploitation, then he is entitled to exploit the invention himself and in the course of his business without consideration. If technology that we acquire turns out to be subject to a prior right of exploitation, the value of that technology could be significantly impaired.

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Our revenue-generating opportunities will depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the  products  and  services  of  our  licensees,  and  on  the  overall  economic  and  financial  health  of  our  licensees.   Although  economic  conditions  appear  to  be improving,  recent  uncertainties  in  global  economic  conditions  have  resulted  in  a  tightening  of  the  credit  markets,  a  low  level of  liquidity  in  many  financial markets, and extreme volatility in the credit, equity and fixed income markets.  If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees’ potential customers, who may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services.  In addition, the use or adoption of our future patented technologies will often be based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If negative conditions in the global credit markets delay or prevent our future licensees’ and their potential customers’ access to credit, overall consumer spending on the products and services of our licensees may decrease and the potential adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our future licensees intend  to  participate  do  not  continue  to  improve,  or  deteriorate  further,  this  could  negatively  impact  our  licensees’ long-term  sales  and  revenue  generation, margins and operating expenses, which could in turn have an adverse effect on our future business, results of operations and financial condition.

In connection with future patent enforcement actions conducted by us, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

As we become engaged in the business of Patent Monetization and Patent Assertion, we may be subject to claims, counterclaims and legal actions that arise  in  the  ordinary  course  of  business  and  which  could  have  a  material  impact  on  our  operations  and  financial  condition.  In  connection  with  any  patent enforcement actions, it is also possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material.

We are dependent upon one person and the loss of his services could adversely affect us.

Our future success in acquiring and monetizing patent portfolios will depend on the efforts of our President and Chief Executive Officer, Mr. Yoel Eliyahu.  We do not maintain “key person” life insurance on Mr. Eliyahu. The loss of Mr. Eliyahu’s services could have a material adverse effect on our business and operating results.

RISKS RELATED TO OUR COMMON SHARES

We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, of which 10,300,000 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $0.0001 per share. The future issuance of additional shares of common stock and preferred stock which we are currently authorized to issue, including the issuance of shares of common stock in this offering, may result in substantial dilution in the percentage of our stock held by our then existing shareholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock or preferred stock for future services or patent acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. Additionally, the terms of any preferred stock that we might issue may substantially dilute the voting rights of our then-current shareholders, or may require us to pay significant dividends before any distributions may be made to our other shareholders.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board. We do not yet have a market maker who has agreed to file such an application.

If for any reason our common stock is not quoted on the Over the Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted.

The price of our shares in our initial public offering was arbitrarily determined by us and may not reflect the actual market price for the securities.

The offering price of the common stock in our initial public offering was determined by us arbitrarily. The price was not based on our financial condition and prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not have been indicative of the market price, if any, for the common stock in the trading market after the offering. The market price of the securities offered in our initial public  offering, if any, may decline below the offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

The requirements of being a public company may strain our resources and distract our management; our election to take advantage of the JOBS Act may mean that a material weakness in our internal controls could remain undetected for a longer period.

Public companies are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, except as noted below. To the extent that we are subject to them, these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, if we are no longer an emerging growth company or a Smaller Reporting Company, a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion. We have not yet evaluated the effectiveness of our internal controls over financial reporting or our disclosure controls and procedures. Management will not be required to provide a report on our internal control over financial reporting until our second annual report. As a result, a material weakness in our internal controls could go undetected.

Because we are an ‘emerging growth company,’ as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘emerging growth companies’. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We intend to take advantage of the exemption from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. If we take advantage of the exemption from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which exemption is available to us both as an emerging growth company, and as a Smaller Reporting Company, a material weakness in our internal controls may remain undetected for a longer period than would otherwise be the case, which could have a material adverse effect on our business and results of operations.

Our status as an emerging growth company and as a Smaller Reporting Company may make our shares unattractive to investors.

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As long as a company is deemed an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

•  a requirement to present only two years of audited financial statements and related Management’s Discussion and Analysis included in an initial public offering registration statement;

•  an exemption to provide fewer than five years of selected financial data in an initial public offering registration statement;

• an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;

•  an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•  an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•  reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•  no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until we are no longer an emerging growth company, which will occur on the earliest of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2018), (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues, (3) the date on which we have more than $700 million in market value of our common units held by non-affiliates or (4) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period.

We have elected to adopt the reduced disclosure requirements described above. As a result of these elections, the information that we provide in our reports may be different from the information you may receive from other public companies in which you hold equity interests.

Our election to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The difference in information might make our shares less attractive to investors, by making it more difficult to compare our shares to those of other companies which are not emerging growth companies. This could have a negative impact on the trading volume and price of our shares and make it difficult for us to raise capital in the future.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from similar exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Because our sole officer and director is located in a non-U.S. jurisdiction, you may have limited effective recourse against our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Our sole director and officer is a national and resident of Israel, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

If our shares are quoted on the over-the-counter bulletin board, our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC in order for shares of our Common Stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our Common Stock may find it difficult to sell their shares. Regardless of whether our shares are quoted on the over-the-counter bulletin board, under Section 15(d) of the Exchange Act, we will be required to file periodic reports with the Commission once our registration statement becomes effective. See “Risk Factors: We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, and thus subject only to the reporting requirements of Section 15(d).”

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

There is no public market for our Common Stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our Common Stock may also be restricted under the securities laws or securities regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our Common Stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our Common Stock.

We intend to apply for listing in Mergent, Inc., a leading provider of business and financial information on publicly listed and quoted companies, which, once published, will provide us with “manual” exemptions in approximately 39 states, the District of Columbia, Guam, Puerto Rico and U.S.  Virgin Islands, as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “STANDARD MANUALS EXEMPTIONS.”

Thirty-nine states, certain U.S.  Territories (Guam, Puerto Rico and U.S. Virgin Islands) and the District of Columbia have what is commonly referred to as a “manual exemption” for secondary trading of securities such as those to be resold by persons who purchased shares under our prospectus.   In these states, territories and district, so long as we obtain and maintain a listing in Mergent, Inc. or Standard and Poor’s Corporate Manual, secondary trading of our common stock can occur without filing, review or approval by state regulatory authorities in these states, territories and district.  These 39 states are: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Texas, Utah, Vermont, Washington, West Virginia, Wisconsin and Wyoming.   We have not yet secured this listing, and thus this qualification. Once we secure this listing, secondary trading can occur in these states without further action.

We currently do not intend to and may not be able to qualify securities for resale in other states which require shares to be qualified before they can resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.Voting control of our common stock is possessed by Yoel Eliyahu. This concentration of ownership could discourage or prevent a potential takeover of Stella Blu, Inc. that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is possessed by Yoel Eliyahu, our President, Chief Executive Officer, Treasurer and Director, who was issued 6,500,000 shares of our common stock for $650 in February 2013. Mr. Eliyahu holds 63.1% of our issued and outstanding shares. Holders of our common stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Yoel Eliyahu has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the currently outstanding shares of our Common Stock are ’‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an ’‘automated quotation system’’ and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year, provided that the securities were not issued by a shell company or that the issuer who issued the securities has not been a shell company for at least one year. We are currently a shell company, as defined in the rules and regulations under the Securities Act of 1933. None of our currently outstanding shares of Common Stock, except for those held by our Chief Executive Officer who is an affiliate, have been held for one year or more. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Because we are currently considered a shell company, there are restrictions imposed on the transfer of our unregistered shares, which may make our shares unattractive to investors We are currently considered a shell company as defined in Rule 405 under the Securities Act of 1933, because we currently have nominal operations and nominal assets. As a result of our classification as a shell company, investors in our unregistered shares will not be allowed to rely on the “safe harbor” provisions of Rule 144 until one year from the date that we cease to be a shell company. This could make it more difficult for us to raise money in the private markets, which is generally significantly less expensive than raising money in the public markets. This in turn could make our shares unattractive to investors. We can provide no assurance or guarantee that we will cease to be a shell company.

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, and thus subject only to the reporting requirements of Section 15(d)

Until our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will be subject only to the reporting obligations imposed by Section 15(d) of the Exchange Act.  Section 15(d) of the Exchange Act requires issuers to file periodic reporting with the Securities and Exchange Commission when they have issued any class of securities for which a registration statement was filed and became effective pursuant to the Securities Act of 1933, as amended. The purpose of Section 15(d) is to ensure that investors who buy securities in registered offering are provided with the same information on an ongoing basis that they would receive if the securities they purchased were listed on a securities exchange or the issuer were otherwise subject to periodic reporting obligations i.e, under Section 13 of the Exchange Act. However, companies that are only required to report under Section 15(d), and not under Section 12 of the Exchange Act, are not subject to some of the Exchange Act reporting requirements. For example, companies that are only required to report under Section 15(d) and not under Section 13 are not subject to the short-swing profit reporting requirements, the beneficial ownership reporting requirements, the institutional investor reporting rules and the third-party tender offer rules. Additionally, shareholders in a company that is only required to report under Section 15(d) and not under Section 13 are not entitled to the benefits of the Exchange Act’s proxy rules.

The  reporting  obligations  under  Section  15(d)  are  automatically  suspended  when:  (i)  any  class  of  securities  of  the  issuer  reporting  under  Section  15(d)  is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the registration statement became effective, the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remains below 300 unless we file a registration statement with the Securities and Exchange Commission under Section 12 of the Securities Act.  Management of the Company, however, fully intends to file on an ongoing basis all periodic reports required under the Exchange Act.

The Company anticipates an increase in expenses that will result from becoming a reporting company. Management has estimated that from the conclusion of this offering,  our  annual  expenses  will  be  approximately  $42,000,  approximately  60%  of  which  represents  compliance  costs,  and  approximately  40%  of  which represents expenses related to developing our business. The Company does not anticipate a change in officer compensation once it becomes a reporting company.

Item 2. Description of Property.

The Company has an address at 270 Greyson Place,Teaneck, New Jersey 07666. Our sole officer and director works from his home. The Company does not own or lease any real property. In the future, our employees may also work from their homes. We have not paid any rent since incorporation. When and if our operations expand sufficiently to justify the expense of having our own space, we will look for an appropriate facility.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to ours. Our property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2013.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of February 20, 2014, we had outstanding 10,300,000 shares of common stock, which were held by 41 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

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

Purchases of Our Equity Securities By Us or Our Affiliates

Other than the purchases of our equity securities by Mr. Yoel Eliyahu described above, there have been no purchases of our securities by us or by our affiliates.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the year ended December 31, 2013

We have not generated any revenues since inception, including for the year ended December 31, 2013.

General and administrative expenses were $51,377 for the year ended December 31, 2013. The general and administrative expenses were incurred due to expenses relating to our initial public offering. General and administrative expenses primarily consist of consulting fees, professional fees and filing fee expenses.

Our net loss for the year ended December 31, 2013, was $51,377 or $0.00 per share. The weighted average number of shares outstanding was 7,763,562 at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013

As of December 31, 2013, our current assets were $15,584 and our current liabilities were $1,311, resulting in working capital of $14,273.

As of December 31, 2013, our total liabilities were $1,311, all consisting of current liabilities.

Stockholders’ equity was $14,273 at December 31, 2013. This was the result of shares being issued to our officer and director and to our other shareholders in exchange for $65,650 and a net loss of $51,377 for the year ended December 31, 2013.

For the year ended December 31, 2013, net cash provided by operating activities was $(50,666). Net cash provided by operating activities for the year ended December 31, 2013 was mainly the result of the expenses of our initial public offering.

For the year ended December 31, 2013, net cash provided by investing activities was $0.

Net cash flows provided by financing activities for the year ended December 31, 2013 was $65,650.

Plan of Operation

This section of the Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Stella Blu, Inc. is an emerging growth company as defined under the Jumpstart Our Business Startups (JOBS) Act, and has not yet generated any revenue. For more information regarding our status as an emerging growth company, see “Risk Factors - Our status as an emerging growth company and as a Smaller Reporting Company may make our shares unattractive to investors.”

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

Critical Accounting Policies

Our financial statements for the year ended December 31, 2013 are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial  statements.   For  additional  discussion  on  the  application  of  these  and  other  accounting  policies,  you  should  refer  to  our  Consolidated  Financial Statements for the year ended December 31, 2013, and the notes related thereto.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of  being  realized  upon  ultimate  settlement.  No  tax  benefits  are  recognized  for  positions  that  do  not meet  this  threshold.  The  Company  has no  uncertain  tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011, 2012 and 2013 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2013 and December 31, 2012.

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

Delay in adoption of future new or revised accounting standards

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

The Company commenced operations on February 10, 2013. For the year ended December 31, 2013, we had no revenue. Expenses for the period totaled $51,377 resulting in a net loss of $51,377.

Capital Resources and Liquidity

As of December 31, 2013 we had $15,584 in cash. We received proceeds equal to $650 in February, 2013 from the sale of 6,500,000 common shares of stock We received proceeds equal to $35,000 in May, 2013 from the sale of 3,500,000 common shares of stock. We received proceeds equal to $30,000 in December, 2013 from the sale of 300,000 common shares of stock in our initial public offering. Nearly all of these proceeds were used to pay expenses in connection with our initial public offering, such that without further funding, our cash on hand will only fund another one to  two  months  of  operations.  We  have  received  a  commitment  from  our  chief  executive  officer  to  lend  us  moneys  from  time  to  time, during  the  12  months following the effective date of our initial public offering (November 12, 2013) in an aggregate amount of up to $50,000. Such loans will be made without interest and will be payable on demand, however our chief executive officer has agreed not to demand such payment for 18 months from the effective date of the registration statement (i.e. until May 12, 2015). We believe that the loans to be made by our chief executive officer will be  sufficient to meet our short term cash flow  needs. We anticipate that  from the conclusion of our initial public offering  offering, our annual expenses will be approximately $42,000, approximately 60% of which represents compliance costs, and approximately 40% of which represents expenses related to developing our business. We have not yet taken any loans from our chief executive officer.

We believe that we will be able to meet our long term cash flow needs from amounts that may be raised in future offerings, by generating revenues equal to at least $3,500 per month, or by borrowing such amounts to the extent that such revenues do not materialize. Our chief executive officer has not committed to lend us more than $50,000.

While our chief executive officer has agreed not to demand repayment of the loan for a period of 18 months from the effective date of our registration statement, the existence of the possibility that repayment of the loan could be demanded at any time after that date will make it more difficult to obtain outside sources of financing than would be the case if we had sufficient cash to fund our operations for some period of time after this registration statement becomes effective.

Additionally, if we are unable to repay the loan at the time that a repayment demand is made, we may not have sufficient funds to continue operating our business.

See “Risk factors - We may be dependent upon a demand loan by our chief executive officer for continued funding.”

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements

STELLA BLU, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stella Blu, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stella Blu, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013, and for the period from December 14, 2009 (Inception) through December / 31, 2013. Stella Blu, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stella Blu, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, and for the period from December 14, 2009 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no revenues they do have assets. These and other factors raise substantial doubt about the Company's ability to continue as a going concern Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA's, P.A.
West Palm Beach, Florida
February 21, 2014

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane. West Palm Beach, FL 33412 – (954) 592-2507

STELLA BLU, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$15,584	$-
Total current assets	15,584	-

Total assets	$15,584	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,311	$-
Total current liabilities	1,311	-

Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	-	-
Common stock, 500,000,000 shares authorized, par value $0.0001, 10,300,000 shares issued and outstanding as of December 31, 2013	1,030	-
Additional paid in capital	65,409	789
Deficit accumulated during the development stage	(52,166)	(789)
Total stockholders' equity	14,273	-

Total liabilities and stockholders' equity	$15,584	$-

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.
(A Development Stage Company)
Statements of Operations

			December 14, 2009
	Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses	51,377	-	52,166
Operating loss	(51,377)	-	(52,166)

Loss before income taxes	(51,377)	-	(52,166)

Provision for Income Taxes	-	-	-

Net loss	$(51,377)	$-	$(52,166)

Basic and Diluted
Loss Per Common Share	a	$-

Weighted Average Number of
Common Shares Outstanding	7,763,562	-

a = less than $.01 per share

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances - December 14, 2009 (Inception )	-	$-	$-	$-	$-

Contributed capital	-	-	789	-	789
Net loss for the period	-	-	-	(789)	(789)
Balance - December 31, 2009	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2010	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2011	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2012	-	-	789	(789)	-

Common stock issued to director for cash on February 10, 2013 ($0.0001)	6,500,000	650	-	-	650
Common stock issued for cash ($0.01)	3,500,000	350	34,650	-	35,000
Common stock issued for cash ($0.10)	300,000	30	29,970	-	30,000
Net loss for the year	-	-	-	(51,377)	(51,377)
Balance - December 31 , 2013	10,300,000	$1,030	$65,409	$(52,166)	$14,273

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.
(A Development Stage Company)
Statements of Cashflows

			December 14, 2009
	Years ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(51,377)	$-	$(52,166)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable	1,311	-	1,311

Net cash used in operating activities	(50,066)	-	(50,855)

FINANCING ACTIVITIES:
Contributed capital		-	789
Proceeds from common stock subscriptions	65,650	-	65,650
Cash provided by financing activities	65,650	-	66,439

Net Increase in Cash	15,584	-	15,584

Cash, Beginning of Period	-	-	-

Cash, End of Period	$15,584	$-	$15,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.
(A Development Stage Company)
 NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Stella Blu, Inc. (“the Company”) was incorporated under the laws of the state of Nevada on December 14, 2009. The Company began limited operations on February 10, 2013, is considered a development stage company, and has not yet realized any revenues from its planned operations.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011, 2012, and 2013 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2013 and 2012.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $52,166 and will expire 20 years from the date the loss was incurred.

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

On December 9, 2013, the Company terminated its initial public offering after the sale of 300,000 shares of common stock at $0.10 per share, for aggregate gross proceeds of $30,000.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to December 31, 2013, of $52,166. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2013, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company because there is only one person dealing with financial and accounting matters.  In order to compensate for the lack of segregation of duties, our Chief Executive Officer and Chief Financial Officer and an outside accountant review the books and records including invoices, checks, contracts, general ledger, journal entries, financial statements and disclosures to ensure that all material transactions are recorded and disclosed properly and material misstatements are avoided.   Notwithstanding the above regarding the lack of segregation of duties, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

34

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2013	December 31, 2012
Audit Fees	$3,500	$7,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

In each of the last two fiscal years ended December 31, 2013 and 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

35

Item 15. Exhibits

Exhibit Number	Description

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLA BLU, INC.

Date: March 14, 2014	By: /s/ Yoel Eliyahu

Name: Yoel Eliyahu

Title: President, Chief Executive Officer, Treasurer, Secretary and Director

(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Yoel Eliyahu	President, Chief Executive Officer,	March 14, 2014

Treasurer, Secretary and Director

Yoel Eliyahu	(Principal Executive Officer and Principal Financial and Accounting Officer)

37