Form 10-Q
period 2014-09-30
STELLA BLU, INC
filed 2014-11-12
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 10,300,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

2

STELLA BLU, INC.

(AN EMERGING GROWTH COMPANY)

INDEX TO FINANCIAL STATEMENTS

September 30, 2014

STELLA BLU, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$9	$15,584
Total current assets	9	15,584

Total assets	$9	$15,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$9,995	$1,311
Loan payable - related party	11,000	-
Total current liabilities	20,995	1,311

Stockholders' Equity (Deficit):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	-	-
Common stock, 500,000,000 shares authorized, par value $0.0001, 10,300,000 shares issued and outstanding	1,030	1,030
Additional paid in capital	65,409	65,409
Deficit accumulated during the development stage	(87,425)	(52,166)
Total stockholders' equity (deficit)	(20,986)	14,273

Total liabilities and stockholders' equity	$9	$15,584

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					December 14, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

General and Administrative expenses	9,807	20,610	35,259	29,838	87,425
Operating loss	(9,807)	(20,610)	(35,259)	(29,838)	(87,425)

Loss before income taxes	(9,807)	(20,610)	(35,259)	(29,838)	(87,425)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(9,807)	$(20,610)	$(35,259)	$(29,838)	$(87,425)

Basic and Diluted
Loss Per Common Share	a	a	a	a

Weighted Average Number of Common Shares Outstanding	10,300,000	10,000,000	10,300,000	6,983,516

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances - December 14, 2009 (Inception )	-	$-	$-	$-	$-

Contributed capital	-	-	789	-	789
Net loss for the period	-	-	-	(789)	(789)
Balance - December 31, 2009	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2010	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2011	-	-	789	(789)	-

Net loss for the year	-	-	-	-	-
Balance - December 31, 2012	-	-	789	(789)	-

Common stock issued to director for cash on February 10, 2013 ($0.0001)	6,500,000	650	-	-	650
Common stock issued for cash ($0.01)	3,500,000	350	34,650	-	35,000
Common stock issued for cash ($0.10)	300,000	30	29,970	-	30,000
Net loss for the year	-	-	-	(51,377)	(51,377)
Balance - December 31, 2013	10,300,000	1,030	65,409	(52,166)	14,273

Net loss for the period	-	-	-	(35,259)	(35,259)
Balance - September 30, 2014	10,300,000	$1,030	$65,409	$(87,425)	$(20,986)

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Unaudited)

			December 14, 2009
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2014	2013	2014

OPERATING ACTIVITIES:
Net loss	$(35,259)	$(29,838)	$(87,425)
Adjustments to reconcile net loss to cash used in in operating activities:
Increase in prepaid expenses	-	(3,763)	-
Increase in accounts payable	8,684	1,138	9,995
Net cash used in operating activities	(26,575)	(32,463)	(77,430)

FINANCING ACTIVITIES:
Contributed capital	-	-	789
Proceeds from loan from related party	11,000	-	11,000
Proceeds from common stock subscriptions	-	35,650	65,650
Cash provided by financing activities	11,000	35,650	77,439

Net Increase (Decrease) in Cash	(15,575)	3,187	9

Cash, Beginning of Period	15,584	-	-

Cash, End of Period	$9	$3,187	$9

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

In the opinion of management, the accompanying unaudited condensed financial statements of Stella Blu, Inc. contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and its results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013 and for the period from December 14, 2009 (inception) through September 30, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014 and December 31, 2013.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of September 30, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $87,425 and will expire 20 years from the date the loss was incurred.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to September 30, 2014, of $87,425. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8. RELATED PARTY TRANSACTIONS

In December 2009 an officer of the Company contributed capital in the amount of $789 for incorporation costs. (See Note 4)

On February 10, 2013, the Company issued 6,500,000 common shares to its Director for cash consideration of $0.0001 per share. (See Note 4)

As of September 30, 2014, loans from related parties amounted to $11,000, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand at any time after May 12, 2015.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Stella Blu,” “we,” “our” or “us” refer to Stella Blu, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended June 30, 2013, and the notes thereto included in our Registration Statement on Form S-1, which became effective on November 12, 2013, with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2013,and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2013, and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended June 30, 2014, and the notes thereto included in our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

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

Plan of Operation

Results of Operations

For the period ended September 30, 2014, we had revenues of $0, as compared with $0 for the period ended September 30, 2013. Expenses were $9,807 and $35,259 in the three and nine-month periods ended September 30, 2014, respectively as compared with $20,610 and $29,838 in the three and nine-month periods ended September 30, 2013. The reduced expenses in the three-month period were a result of the fact that a substantial portion of the fees for our initial public offering were paid in the third quarter of 2013.The increased expenses in the nine-month period were expenses related to the Company’s efforts to list its common stock on the Over-the-Counter Bulletin Board.

For the three and nine-month periods ended September 30, 2014, we incurred a net loss of $9,807 and $35,259, respectively. The net loss was brought about by professional and other fees related to our initial public offering and to our efforts to list our common stock on the Over-the-Counter Bulletin Board. Our cumulative net loss during the period from December 14, 2009 (inception) through September 30, 2014 was $87,425.

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $9 and our current liabilities were $20,995, resulting in negative working capital of $20,986.

As of September 30, 2014, our total liabilities were $20,995, all consisting of current liabilities. The increase in current liabilities compared with the previous period is the result of loans taken by the Company from its Chief Executive Officer both increasing in amount and being classified as current.

Stockholders’ deficit was $20,986 at September 30, 2014. This was the result of shares being issued to our officers and directors and to certain other shareholders in exchange for $35,650, from shares being issued in our initial public offering in exchange for $30,000, from contributed capital of $789 to cover incorporation costs and from a cumulative net loss of $87,425 for the period from inception through September 30, 2014.

For the nine months ended September 30, 2014, net cash used in operating activities was $26,575. Net cash used in operating activities for the period ended September 30, 2014 was the result of our efforts to list our common stock on the Over-the-Counter Bulletin Board.

For the nine months ended September 30, 2014, net cash provided by financing activities was $11,000, which was the result of a loan by a related party.

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

Critical Accounting Policies

Our financial statements for the period ended September 30, 2014 are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For additional discussion on the application of these and other accounting policies, you should refer to our Consolidated Financial Statements for the period ended September 30, 2014, and the notes related thereto.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014.

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

Results of Operations

The Company commenced operations on February 10, 2013. For the three and nine months ended September 30, 2014, we had no revenue. Expenses for the period totaled $9,807 and $35,259, respectively resulting in a net loss of $9,807 and $35,259, respectively.

Capital Resources and Liquidity

As of September 30, 2014 we had $9 in cash. We received proceeds equal to $35,000 in May, 2013 from the sale of 3,500,000 shares of common stock, and $30,000 in December 2013 from the sale of another 300,000 shares of our common stock. Nearly all of these proceeds were used to pay expenses in connection with our initial public offering and with our efforts to list our common stock on the Over-the-Counter Bulletin Board, such that without further funding, our cash on hand would only fund another one to two months of operations. We received a commitment from our chief executive officer to lend us moneys from time to time, during the 12 months following the effective date in an aggregate amount of up to $50,000. Such loans will be made without interest and will be payable on demand, however our chief executive officer has agreed not to demand such payment for 18 months from the effective date of the registration statement, which is May 12, 2015. We believe that the loans to be made by our chief executive officer will be sufficient to meet our short term cash flow needs. We anticipate that from the conclusion of our initial public offering, our annual expenses will be approximately $42,000, approximately 60% of which represents compliance costs, and approximately 40% of which represents expenses related to developing our business. As of September 30, 2014, our chief executive officer had advanced $11,000 to us under the aforesaid commitment.

We believe that we will be able to meet our long term cash flow needs from amounts that may be raised in future offerings, by generating revenues equal to at least $3,500 per month, or by borrowing such amounts to the extent that such revenues do not materialize. Our chief executive officer has not committed to lend us more than $50,000.

While our chief executive officer has agreed not to demand repayment of the loan for a period of 18 months from the effective date of this registration statement, the existence of the possibility that repayment of the loan could be demanded at any time after that date will make it more difficult to obtain outside sources of financing than would be the case if we had sufficient cash to fund our operations for some period of time after our registration statement became effective. Additionally, if we are unable to repay the loan at the time that a repayment demand is made, we may not have sufficient funds to continue operating our business.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2014.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STELLA BLU, INC.

Date: November 12, 2014	By:	/s/ Yoel Eliyahu
Name: Yoel Eliyahu
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 12, 2014	By:	/s/ Yoel Eliyahu
Name: Yoel Eliyahu
Title: Secretary and Director

