Form 10-K
period 2014-12-31
STELLA BLU, INC
filed 2015-03-27
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-190215

STELLA BLU, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0524316
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

270 Greyson Place

Teaneck, New Jersey 07666

(Address of principal executive offices)

1-866-416-3547

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No ☐

As of June 30, 2014, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $380,000.00 based on our last sale price to investors of $0.10.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of March 23, 2015 the registrant’s outstanding stock consisted of 10,300,000 common shares.

STELLA BLU, INC.

TABLE OF CONTENTS

PART I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8

Financial Statements and Supplementary Data

Item 9

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A

Controls and Procedures

Item 9B

Other Information

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions and Director Independence

Item 14

Principal Accountant Fees and Services

PART I V

Item 15

Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Stella Blu" mean Stella Blu, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate Background

We are an emerging growth company (as defined in the Jumpstart Our Business Startups (JOBS) Act), and were formed in the State of Nevada on December 14, 2009.

We will be engaged in the patent monetization business.  Our principal operations will include the acquisition, licensing, and enforcement of patented technologies.  We plan to develop our portfolios from patents whose rights we hope to obtain from third parties.  We hope to generate revenues and related cash flows from the subsequent sale, licensing and enforcement of those patents.  We plan to initiate lawsuits, if necessary, to prevent the unauthorized use of the licensed patented technologies in which we expect to acquire rights.  When necessary we plan to assist third parties in the further development of their patent portfolios through the filing of additional patent applications.  Our planned focus will be in acquiring patents in high-tech areas such as bio-technology and nano-technology.  We are initially targeting technologies developed in Israel.

Our operations to date have been limited to capital formation activities.  We have acquired no patents or license agreements, and therefore have not yet initiated any defensive enforcement actions.  We plan to commence operations as soon as possible.  We raised $30,000 in our initial public offering.

As already noted, we plan to engage in the patent monetization business.  Any organization that innovates and invents new technologies has likely developed a portfolio of patents over time.  It’s expensive to obtain those patents and maintain them over the 20 years or so that they remain in force.  Some of these costs, however, can be offset if the patents are exploited to generate revenue, usually by selling products that incorporate the patented technology or by licensing the patents themselves.  In some cases, patent owners don’t get much value from their patents.  This can happen when, for example, technology isn’t commercially developed due to changes in corporate strategy or other contingencies.  Patents that covered that technology might be ignored and left on the shelf, only to be revisited when periodic official fees are due to maintain them.  Monetization is one way to get value from these underused patents.  It’s a process that creates income from assets - the patents in the portfolio - that would otherwise go untapped.  However, there are challenges to monetization, including how to assess and value the patents in a portfolio and how to identify potential licensees.  See “ Description of Business: Patent Monetization and Patent Assertion”.

Our Business

As discussed in the Financial Statements included in this Annual Report, as of December 31, 2014, we had no revenue and had a net loss of approximately $96,356 for the period from December 14, 2010 to December 31, 2014.  These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations.  Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Our offices are currently located at 270 Greyson Place, Teaneck, New Jersey 07666.  Our telephone number is 866-416-3547.  We do not currently have an operating web site.

Unless otherwise indicated, all references in this Annual Report to “dollars” or “$” refer to US dollars.

We will be engaged in the patent monetization and patent assertion business.  Our principal operations will include the acquisition, licensing, and enforcement of patented technologies.  We will develop our portfolios from patents to which we obtain the rights to from third parties.  We expect to generate revenues and related cash flows from the subsequent sale, licensing and enforcement of those patents.  We will initiate lawsuits, if necessary, to prevent the unauthorized use of our licensed patented technologies.  When necessary we will assist third parties in the further development of their patent portfolios through the filing of additional patent applications.  Our focus will be in acquiring patents in high-tech areas such as bio-technology and nano-technology.  We are initially targeting technologies developed in Israel.

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

Business Strategy

We will focus our early efforts on identifying, targeting and subsequently acquiring, unique patents or intellectual properties in the high tech arena.

Specific areas of interest include software, bio-technology, environmental, and life sciences.  Key areas where we will look to provide benefits include:

·

IP acquisition

·

IP licensing

·

IP monetization

·

Monitoring usage of IP by third parties

·

Enforcement of patented technology licensing

·

After the initial six months of IP acquisition, we plan to move forward by monitoring IP usage by third parties.  Should it come to our attention that our IP is being used without consent or reimbursement we plan to move quickly to contact those companies infringing on our proprietary rights and request adequate compensation.  Should the infringement persist we will seek compensation through proper legal channels.  To do this we may choose to hire attorneys on a cash or contingency basis.

·

Forming strategic partnerships

·

Prospective joint ventures

·

After the IP acquisition phase, we plan to continuously seek to increase the use of our technologies by forming strategic partnerships.  In the course of events we will also give serious consideration to joint venturing the IP technologies with suitable companies or technologies.  We anticipate that these partnerships and ventures will not require any cash outlay by our company

We intend to focus on acquiring the rights to innovative IP and focus on monetizing the value of the IP while maintaining its integrity and ownership.  The acquiring of the rights to prospective technologies may be done through a variety of means including purchase for cash, purchase for shares or future profit sharing.  Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target technologies.  We will use these criteria and guidelines in evaluating technology acquisition opportunities, but we may decide to acquire a technology that does not meet these criteria and guidelines.

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

Employees and Consultants

As of December 31, 2014, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, legal, auditing services and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices are currently located at 270 Greyson Place, Teaneck, New Jersey 07666.

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets under the symbol “SLBU”.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheets securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheets securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Pink Sheets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 23, 2015 no shares of our common stock have traded.

Number of Holders

As of March 23, 2015, we had approximately 41 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2014	2013
Current Assets	$9	$15,584
Current Liabilities	$29,926	$1,311
Working Capital (Deficit)	($29,917)	$14,273

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013

Cash Flows (used in) Operating Activities	($36,372)	($50,066)
Cash Flows (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$20,797	$65,650
Net Increase (decrease) in Cash During Period	($15,575)	$15,584

Operating Revenues

During the years ended December 31, 2014 and 2013, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2014, we incurred operating expenses of $44,190 compared with operating expenses of $51,377 during the year ended December 31, 2013.

For the year ended December 31, 2014, we incurred a net loss of $44,190 compared with a net loss of $51,377 for the year ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, we had a cash balance of $9 and total assets of $9 compared with $15,584 of cash and total assets as at December 31, 2013.  The decrease in cash was due to funds being used for operations.

As at December 31, 2014, we had total liabilities of $29,926 compared with total liabilities of $1,311 at December 31, 2013.  The increase in total liabilities was attributed to increased accounts payable.

As at December 31, 2014, we had a working capital deficit of $29,917 compared with a working capital surplus of $14,273 as at December 31, 2013.  The decrease in working capital was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

Cash flow from Operating Activities

During the year ended December 31, 2014, we used cash of $36,372 for operating activities as compared to use of $50,066 during the year ended December 31, 2013.  The decrease in cash used for operating activities during the year was due to an increase in accounts payable.

Cashflow from Investing Activities

During the year ended December 31, 2014 we used net cash of $nil in investing activities compared to $nil during the year ended December 31, 2013.

Cashflow from Financing Activities

During the year ended December 31, 2014, we received proceeds of $20,797 from financing activities compared with $65,650 during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.  Financial Statements and Supplementary Data

STELLA BLU, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2014

Report of Independent Registered Accounting Firm	F-1
Balance Sheets for the years ended December 31, 2014 and 2013	F-2
Statements of Operations for the years ended December 31, 2014 and 2013, and for the period from Inception (December 14, 2009) through December 31, 2014	F-3
Statement of Changes in Stockholders’ Equity for the Periods from Inception (December 14, 2009) through December 31, 2014	F-4
Statements of Cash Flows for the years ended December 31, 2014 and 2013, and for the period from Inception (December 31, 2014) through December 31, 2014	F-5
Notes to Financial Statements	F-6

     D. Brooks and Associates CPA’s, P.A.

            Certified Public Accountants     Valuation Analyst    Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stella Blu, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stella Blu, Inc. (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended December 31, 2014, and for the period from December 14, 2009 (Inception) through December 31, 2014. Stella Blu, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stella Blu, Inc. (A Development Stage Company) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, and for the period from December 14, 2009 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no revenues or assets. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

March 25, 2015

STELLA BLU, INC.

 (A Development Stage Company)

BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
CURRENT ASSETS
Cash	$ 9	$ 15,584
Total Current Assets	9	15,584

TOTAL ASSETS	$ 9	$ 15,584

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,129	$ 1,311
Loans from Related Party	20,797	-
Total Current Liabilities	29,926	1,311

TOTAL LIABILITIES	29,926	1,311

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding
Common stock, 500,000,000 shares authorized, par value     $0.0001 par value, 10,300,000 shares issued and outstanding

	- 1,030	- 1,030
Additional paid in capital	65,409	65,409
Deficit accumulated during the development stage	(96,356)	(52,166)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(29,917)	14,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9	$ 15,584

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	ended December 31, 2014	Year ended December 31, 2013	Cumulative results from inception (December 14, 2009) to December 31, 2014

REVENUE
Total Revenue	$ 0	$ 0	$ 0

EXPENSES
Filing Fees	14,930	5,352	20,282
Office & Miscellaneous	-	-	789
Taxes & Licenses	-	3,365	3,365
Professional Fees	29,260	42,660	71,920

Total Expenses	44,190	51,377	96,356

Net Loss	$ (44,190)	$ (51,377)	$ (96,356)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,300,000	7,763,562

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.

(A Development Stage Company)

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of shares		Additional Paid-in	Accumulated
		Amount	Capital	Deficit	Total

Balance, December 14, 2009	–	$ –	$ –	$ –	$ –

Contributed capital	–	–	789	–	789
Net loss for the period	–	–	–	(789)	(789)
Balance, December 31, 2009	–	–	789	(789)	–

Net loss for the year	–	–	–	–	–
Balance, December 31, 2010	–	–	789	(789)	–

Net loss for the year	–	–	–	–	–
Balance, December 31, 2011	–	–	789	(789)	–

Net loss for the year	–	–	–	–	–
Balance, December 31, 2012	–	–	789	(789)	–

Common stock issued to a director for cash on February 10, 2013 ($0.0001)	6,500,000	650	–	–	650
Common stock issued for cash ($0.01)	3,500,000	350	34,650	–	35,000
Common stock issued for cash ($0.10)	300,000	30	29,970	–	30,000

Net loss for the year	–	–	–	(51,377)	(51,377)
Balance, December 31, 2013	10,300,000	1,030	65,409	(52,166)	14,273
Net loss for the year	–	–	–	(44,190)	(44,190)
Balance, December 31, 2014	10,300,000	$1,030	$65,409	$(96,356)	$(29,917)

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013	December 14, 2009 (date of inception) to December 31, 2014

OPERATING ACTIVITIES
Net Loss	$ (44,190)	$ (51,377)	$ (96,356)
Adjustments to reconcile Net Loss to net Cash used in operating activities:
Increase in Accounts Payable	7,819	1,311	9,129

NET CASH USED IN OPERATING ACTIVITIES	(36,372)	(50,066)	(87,227)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	65,650	66,439
Loans from Related Party	20,797	-	20,797
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,797	65,650	87,236

NET INCREASE (DECREASE) IN CASH	(15,575)	15,584	9

CASH, BEGINNING OF PERIOD	15,584	-	-

CASH, END OF PERIOD	$ 9	$ 15,584	$ 9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STELLA BLU, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 fiscal year end.

Use of Estimates and Assumptions

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and loans from officer approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements.  Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  No tax benefits are recognized for positions that do not meet this threshold.  The Company has no uncertain tax positions that require the Company to record a liability.  The Company’s tax years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.  The Company had no accrued penalties and interest as of December 31, 2014 and 2013.

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

NOTE 3 – INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As of December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward as of December 31, 2014, is $ 96,356 and will expire 20 years from the date the loss was incurred.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 500,000,000 shares of $ 0.0001 par value common stock and 5,000,000 shares of preferred stock, par value $ 0.0001.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

Contributed Capital

In December 2009 an officer of the Company contributed capital in the amount of $ 789 for incorporation costs.

Issued and Outstanding

On February 10, 2013, the Company issued 6,500,000 common shares to its Director for cash consideration of $ 0.0001 per share.

The Company accepted subscriptions for 3,500,000 shares of common stock from 39 investors pursuant to a series of private placement transactions which closed in May 2013.  The private placement shares were priced at $ 0.01 per share, for aggregate gross proceeds of $ 35,000.

On December 9, 2013, the Company terminated its initial public offering after the sale of 300,000 shares of common stock at $ 0.10 per share, for aggregate gross proceeds of $ 30,000.

NOTE 5 – CONFLICTS OF INTEREST

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to December 31, 2014, of $ 96,356.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be successful in these efforts.

NOTE 7 – CONCENTRATION OF CREDIT RISK

The Company’s cash is held in escrow by the Company’s attorney.  The cash is available for operations without any restrictions.

NOTE 8 – RELATED PARTY TRANSACTIONS

In December 2009 an officer of the Company contributed capital in the amount of $ 789 for incorporation costs.

On February 10, 2013, the Company issued 6,500,000 common shares to its Director for cash consideration of $ 0.0001 per share.

NOTE 9 – LOANS PAYABLE – RELATED PARTIES

During the year ended December 31, 2014, total advances from a director or the Company was $20,797 (2013:  $nil).  The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 10 – SUBSEQUENT EVENTS

On January, 9, 2015, the Company entered into an agreement whereby a director of the company has advanced the Company $111,928.  The amounts are unsecured, non-interest bearing and are due on demand.

On January 20, 2015, the Company received a letter from a director forgiving the Company of the $20,797 loan payable.

F-9

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2014.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

D. Brooks and Associates CPA’s, P.A., our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Stefan Stojanovic	25	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Stefan Stojanovic, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Since 2012, Mr. Stojanovic has worked as a Director at Pawtress Trading Ltd., a private company.  Mr. Stojanovic was unemployed prior to this.

Our director does not currently serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2014 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTC Pink Sheets are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2014 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2014.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan Stojanovic, President, CEO, CFO, Secretary, Treasurer and Director (1)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Yoel Eliyahu , Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1)

Stefan Stojanovic is our President, CEO, CFO Secretary, Treasurer and a director.

(2)

Yoel Eliyahu was a director and our President CEO, CFO Secretary and Treasurer from December 14, 2009 to January 20, 2015

Mr. Stojanovic spends approximately 25% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of October 3, 2014, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of October 3, 2014, there were 10,300,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Stefan Stojanovic (1) 270 Greyson Place Teaneck, New Jersey 07666	6,500,000	63.1%
	All Executive Officers and Directors as a Group	6,500,000	63.1%

(1)

Stefan Stojanovic is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 10,300,000 as March 23, 2015.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of December 31, 2014 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence Director Independence

The OTC Pink Sheets on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, D. Brooks and Associates CPA’s, P.A. and former auditor Silberstein Ungar, PLLC for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013 and any other fees billed for other services rendered during that period.

Description of Service	Year ended December 31, 2014 ($)	Year ended December 31, 2013 ($)
Audit fees	3,500	3,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	3,500	3,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2014

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLA BLU INC.

Date: March 27, 2015	By:	/s/ Stefan Stojanovic
Stefan Stojanovic
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stefan Stojanovic Stefan Stojanovic	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	March 27, 2015

