Form 10-Q
period 2015-03-31
STELLA BLU, INC
filed 2015-05-20
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-190215

STELLA BLU, INC.

(Name of Small Business Issuer in its charter)

Nevada	88-0524316
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

270 Greyson Place Teaneck, New Jersey	07666
(Address of principal executive offices)	(Zip Code)

1-866-416-3547

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2015 the registrant had 10,300,000 shares of common stock outstanding.

STELLA BLU, INC.

2

PART I – FINANCIAL INFORMATION

STELLA BLU, INC.

FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

3

STELLA BLU, INC.

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2015 (unaudited)	December 31, 2014

CURRENT ASSETS
Cash	$ 9	$ 9
Total Current Assets	9	9

TOTAL ASSETS	$ 9	$ 9

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 5,761	$ 9,129
Loans from Related Party	-	20,797
Total Current Liabilities	5,761	29,926

TOTAL LIABILITIES	5,761	29,926

STOCKHOLDERS' DEFICIT

Capital Stock
Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding
Common stock, 500,000,000 shares authorized, par value     $0.0001 par value, 10,300,000 shares issued and outstanding

	- 1,030	- 1,030
Additional paid in capital	97,835	65,409
Accumulated deficit	(104,617)	(96,356)

TOTAL STOCKHOLDERS' DEFICIT	(5,752)	(29,917)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9	$ 9

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

REVENUE
Total Revenue	$ 0	$ 0

EXPENSES
Filing Fees	-	6,312
Office & Miscellaneous	-	207
Taxes & Licenses	-	-
Professional Fees	8,261	9,312

Total Expenses	(8,261)	15,831

Net Loss	$ (8,261)	$ (15,831)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,300,000	10,300,000

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Number of shares		Additional Paid-in	Accumulated
		Amount	Capital	Deficit	Total

Balance, December 31, 2014	10,300,000	$1,030	$65,409	$(96,356)	$(29,917)
Additional paid in captal	–	–	32,426	–	32,426
Net loss for the period	–	–	–	(8,261)	24,165
Balance, March 31, 2015	10,300,000	$1,030	$97,835	$(104,617)	$(5,752)

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

OPERATING ACTIVITIES
Net Loss	$ (8,261)	$ (15,831)
Adjustments to reconcile Net Loss to net Cash used in operating activities:
Decrease in Accounts Payable	(3,368)	1,617

NET CASH USED IN OPERATING ACTIVITIES	(11,629)	(14,214)

FINANCING ACTIVITIES
Additional paid-in captal	11,629	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,629	-

NET INCREASE (DECREASE) IN CASH	-	(14,214)

CASH, BEGINNING OF PERIOD	9	15,584

CASH, END OF PERIOD	$ 9	$ 1,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

SCHEDULE OF NON CASH FINANCING ACTIVITY:

Settlement of stockholder debt upon change of control	$ 20,797	$ -

The accompanying notes are an integral part of these condensed financial statements.

STELLA BLU, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.  The Company had no accrued penalties and interest as of March 31, 2015 and December 31, 2014.

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

NOTE 3 – INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As of March 31, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward as of March 31, 2015, is $ 104,617 and will expire 20 years from the date the loss was incurred.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to March 31, 2015, of $104,617.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January, 9, 2015, the Company entered into an agreement whereby a director of the Company will distribute $11,629 to service providers owed money by the Company.  The amount has been recorded as additional paid-in-capital.

During the year ended December 31, 2014, total advances from a director or the Company was $20,797.  The amounts were unsecured, non-interest bearing and are due on demand.  On January 20, 2015, in connection with a change in control, the Company received a letter from a director forgiving the Company of the $20,797 loan payable.  The amount of $20,797 was recorded as additional paid-in-capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $9 and a working capital deficit of $5,752.  As of March 31, 2015 our accumulated deficit was $104,617.

We used net cash of $11,629 from operating activities for the three months ended March 31, 2015 compared to using net cash of $nil in operating activities for the same period in 2014.  We did not use any money in investing activities for the three months ended March 31, 2015 and 2014.  We received net cash of $11,629 from financing activities for the three months ended March 31, 2015 compared to $nil for the same period in 2014.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2015, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2015

No Revenues

Since our inception on December 14, 2009 to March 31, 2015, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $8,261 for the three months ended March 31, 2015, compared to a net loss of $15,831 for the same period in 2014.  This decrease in net loss was due to a decrease in professional fees.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decreased from $15,831 to $8,261 for the three months ended March 31, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to lower professional fees.

Plan of Operation

Our plan of operation for the next twelve months is to grow patent monetization business.

Going Concern

Our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting August not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls August become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures August deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 18, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

STELLA BLU, INC. (REGISTRANT)

Date: May 20, 2015	/s/ Stefan Stojanovic
Stefan Stojanovic
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

