Form 10-Q
period 2015-06-30
STELLA BLU, INC
filed 2015-08-14
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2015 the registrant had 10,300,000 shares of common stock outstanding.

STELLA BLU, INC.

2

PART I – FINANCIAL INFORMATION

STELLA BLU, INC.

FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

3

STELLA BLU, INC.
CONDENSED BALANCE SHEETS
(unaudited)

ASSETS	June 30, 2015 (unaudited)	December 31, 2014

CURRENT ASSETS
Cash	$ 9	$ 9
Total Current Assets	9	9

TOTAL ASSETS	$ 9	$ 9

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 14,450	$ 9,129
Loans from Related Party (Note 8)	15,000	20,797
Total Current Liabilities	29,450	29,926

TOTAL LIABILITIES	29,450	29,926

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock

Preferred stock, 5,000,000 shares authorized, par value $0.0001, no shares issued or outstanding
Common stock, 500,000,000 shares authorized, par value     $0.0001, 10,300,000 shares issued and outstanding

	- 1,030	- 1,030
Additional paid in capital	97,835	65,409
Accumulated deficit	(128,306)	(96,356)

TOTAL STOCKHOLDERS' (DEFICIT)	(29,441)	(29,917)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9	$ 9

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

REVENUE
Total Revenue	$ -	$ -	$ -	$ -

EXPENSES
Filing Fees	601	2,638	601	8,850
Office & Miscellaneous	918	297	918	605
Professional Fees	22,170	6,686	30,431	15,998

Total Expenses	23,689	9,261	31,950	25,453

Net (Loss)	$ (23,689)	$ (9,621)	$ (31,950)	$ (25,453)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,300,000	10,300,000	10,300,000	10,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Number of shares		Additional Paid-in	Accumulated
		Amount	Capital	Deficit	Total

Balance, December 31, 2014	10,300,000	$1,030	$65,409	$(96,356)	$(29,917)
Forgiveness of debt by director	–	–	32,426	–	32,426
Net loss for the period	–	–	–	$(31,950)	$(31,950)
Balance, June 30, 2015	10,300,000	$1,030	$97,835	$(128,306)	$(29,441)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLA BLU, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014

OPERATING ACTIVITIES
Net Loss	$ (31,950)	$ (25,453)
Adjustments to reconcile Net Loss to net Cash used in operating activities:
Decrease in Accounts Payable	5,321	1,277

NET CASH USED IN OPERATING ACTIVITIES	(26,629)	(24,176)

FINANCING ACTIVITIES
Loans from Related Party	26,629	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,629	11,000

NET INCREASE (DECREASE) IN CASH	-	(13,176)

CASH, BEGINNING OF PERIOD	9	15,584

CASH, END OF PERIOD	$ 9	$ 2,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

SCHEDULE OF NON CASH FINANCING ACTIVITY:

Settlement of stockholder debt upon change of control	$ 32,426	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLA BLU, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Stella Blu, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 14, 2009.  The Company began limited operations on February 10, 2013 and has not yet realized any revenues from its planned operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The condensed financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s condensed financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 fiscal year end.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014

Use of Estimates and Assumptions

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and loans from related party approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

STELLA BLU, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.  The Company had no accrued penalties and interest as of June 30, 2015 and December 31, 2014.

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

NOTE 3 – INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As of June 30, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward as of June 30, 2015, is $ 128,306 and will expire 20 years from the date the loss was incurred.

STELLA BLU, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not commenced its planned operations and has net losses for the period from inception (December 14, 2009) to June 30, 2015, of $128,306.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2014, total advances from a director of the Company was $20,797.  The amounts were unsecured, non-interest bearing and are due on demand.  On January 20, 2015, in connection with a change in control, the Company received a letter from a director forgiving the Company of the $20,797 loan payable and was recorded as additional paid-in-capital.

On April 10, 2015, the Company was advanced $15,000 by a director.  The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Xalles Limited, a Delaware corporation, (“Xalles”) Arrowvista Corporation, a Delaware corporation (“Arrowvista”), Xalles Singapore Pte. Ltd., a Singapore corporation (“Xalles Singapore”) and the shareholders of Xalles, Arrowvista and Xalles Singapore.  Pursuant to the Share Exchange Agreement, Xalles, Arrowvista and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles will become a wholly-owned subsidiary by the issuance of 6,500,000 shares of common stock on or before July 16, 2015.  Arrowvista will become a wholly-owned subsidiary by the issuance of 1,500,000 shares of common stock on or before June 30, 2016 and Xalles Singapore will become a wholly-owned subsidiary by the issuance of 750,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Share Exchange Agreement are subject to certain conditions.

On July 14, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Co-Owners Inc., a Florida corporation (“Co-Owners”) and the shareholders of Co-Owners.  Pursuant to the Asset Purchase Agreement, the Company has acquired certain assets and liabilities of Co-Owners in exchange for the issuance of 4,530,000 shares of common stock of a newly-created subsidiary of the Company.

On August 3, 2015, the Company filed a Certificate of Designation of Series A Preferred Stock (the "Certificate of Designation”) with the Nevada Secretary of State designating 1,000,000 of the Company's previously authorized preferred stock.  The holders of the Series A Preferred Stock are granted 51% voting power on all matters to be voted on by the holders of the Company’s common stock and is not convertible into any shares of the Company's common stock.  With respect to rights on liquidation, dissolution or winding up, shares of Series A Preferred Stock rank on a parity with the Company's common stock.

On August 4, 2015, the Company issued 1,000,000 shares of Series A Preferred Stock to its directors.  The issuance of the Series A Preferred Stock to the Shareholders were made in consideration for services provided to the Company.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $9 and a working capital deficit of $29,441.  As of June 30, 2015 our accumulated deficit was $128,306.

We used net cash of $26,629 from operating activities for the six months ended June 30, 2015 compared to using net cash of $24,176 in operating activities for the same period in 2014.  We did not use any money in investing activities for the six months ended June 30, 2015 and 2014.  We received net cash of $26,629 from financing activities for the six months ended June 30, 2015 compared to $11,000 for the same period in 2014.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2015, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2015

No Revenues

Since our inception on December 14, 2009 to June 30, 2015, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 6, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $23,689 for the three months ended June 30, 2015, compared to a net loss of $9,621 for the same period in 2014.  This increase in net loss was due to an increase in professional fees.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses increased from $9,621 to $23,689 for the three months ended June 30, 2015 compared to the same period in 2014.  This increase in expenses is mostly due to higher professional fees.  Our professional fees increased from $6,686 to $22,170 for the three months ended June 30, 2015 compared to the same period in 2014.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2015

Net Income/Loss

We incurred a net loss of $31,950 for the six months ended June 30, 2015, compared to a net loss of $25,453 for the same period in 2014.  This increase in net loss was due to an increase in professional fees.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses increased from $25,453 to $31,950 for the six months ended June 30, 2015 compared to the same period in 2014.  This increase in expenses is mostly due to higher professional fees.  Our professional fees increased from $15,998 to $30,431 for the six months ended June 30, 2015 compared to the same period in 2014.

Plan of Operation

Our plan of operation for the next twelve months is to grow patent monetization business.

Going Concern

Our June 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2015, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 12, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

STELLA BLU, INC. (REGISTRANT)

Date: August 14, 2015	/s/ Thomas Nash
Thomas Nash
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

Date: August 14, 2015	/s/ Stefan Stojanovic
Stefan Stojanovic
Director

