Form 10-Q
period 2015-09-30
Xalles Holdings Inc.
filed 2015-12-11
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-190215

XALLES HOLDINGS INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 10, 2015 the registrant had 30,900,000 shares of common stock outstanding.

XALLES HOLDINGS INC.

2

PART I – FINANCIAL INFORMATION

XALLES HOLDINGS INC.
(Formerly STELLA BLU, INC.)

FINANCIAL STATEMENTS

September 30, 2015

(Expressed in US dollars)

(Unaudited)

3

XALLES HOLDINGS INC. (Formerly Stella Blu, Inc.) CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015	December 31, 2014
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Prepaid expense	$ 45,000	$ –
Total current assets	45,000	–
License (Note 5)	983	–
TOTAL ASSETS	$ 45,983	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Notes 6 and 7)	$ 5,968	$ –
Convertible debenture (Note 6)	30,881	–
Stock settled debt obligation (Note 6)	40,000	–
Due to related parties (Note 7)	138,662	469
TOTAL CURRENT LIABILITIES	215,511	469

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Capital Stock Preferred stock, 5,000,000 shares authorized, par value $0.001, nil shares issued and outstanding	$ –	$ –
Common stock, 500,000,000 shares authorized, par value $0.0001, 30,900,000 shares issued and outstanding	3,090	3,090
Common stock issuable (15,000 shares)	15	–
Additional paid-in capital	(128,736)	(3,075)
Accumulated deficit	(43,897)	(484)
TOTAL STOCKHOLDERS' DEFICIT	(169,528)	(469)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 45,983	$ –

The accompanying notes are an integral part of these unaudited condensed financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
	Three months ended September 30, 2015	Nine months ended September 30, 2015

REVENUE
Total revenue	$ –	$ –

EXPENSES
Amortization	17	17
Consulting fees	15,015	15,015
Filing fees	616	616
Office and miscellaneous	–	264
Professional fees	16,512	16,512
Total operating expenses	32,160	32,424
Net loss before other expense	(32,160)	(32,424)

Other Expense
Interest expense	(10,989)	(10,989)
Net loss	$ (43,149)	$ (43,413)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ –	$ –

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,900,000	30,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFECIT

 (unaudited)

	Common Stock		Additional Paid-in Capital $	Shares	Accumulated Deficit $	Total $
	Shares #	Amount $		Issuable
				$

Balance, December 31, 2014	30,900,000	3,090	(3,075)	–	(484)	(469)

Recapitalization of Xalles Holdings Inc.	19,500,000	1,950	(127,611)	–	–	(125,661)

Cancellation of shares held by the former President of the Company	(19,500,000)	(1,950)	1,950	–	–	–

Common stock issuable for consulting services	–	–	–	15	–	15

Net loss for the period	–	–	–	–	(43,413)	(43,413)

Balance, September 30, 2015	$ 30,900,000	$ 3,090	$ (128,736)	$ 15	$ (43,897)	$ (169,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

 (unaudited)

Nine months ended September 30, 2015

OPERATING ACTIVITIES
Net loss	$ (43,413)
Adjustments to reconcile Net Loss to net Cash used in operating activities:
Accretion of discounts on convertible debt	10,881
Amortization of intangible asset	17
Stock-based compensation	15
Changes in operating assets and liabilities
Prepaid expense	15,000
Accounts payable and accrued liabilities	(8,482)
NET CASH USED IN OPERATING ACTIVITIES	(25,982)

FINANCING ACTIVITIES
Proceeds from related parties	25,982
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,982

NET CHANGE IN CASH	–

CASH, BEGINNING OF PERIOD	–

CASH, END OF PERIOD	$ –
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$ –
Cash paid for taxes	$ –
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Issuance of debt for prepaid consulting fees	60,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

XALLES HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Xalles Holdings Inc. (“the Company”) was incorporated in the State of Nevada on December 14, 2009 under the name Stella Blu, Inc.  On August 24, 2015, the Company changed its name to Xalles Holdings Inc.  The Company began limited operations on February 10, 2013 and has not yet realized any revenues from its planned operations.

On July 14, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Xalles Limited ("Xalles"), a Delaware corporation (incorporated in October 2014), Arrowvista Corporation ("Arrowvista"), a Delaware corporation, Xalles Singapore Pte.  Ltd. ("Xalles Singapore"), a Singapore corporation, and the shareholders of Xalles, Arrowvista, and Xalles Singapore.  Pursuant to the Share Exchange Agreement, Xalles, Arrowvista, and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles became a wholly-owned subsidiary by the issuance of 19,500,000 shares of common stock on July 16, 2015 (the "First Tranche").  Please refer to Note 3.  Arrowvista will become a wholly-owned subsidiary by the issuance of 4,500,000 shares of common stock on or before June 30, 2016.  Xalles Singapore will become a wholly-owned subsidiary by the issuance of 2,250,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Share Exchange Agreement are subject to certain conditions.

On July 1, 2015, prior to the closing of the First Tranche of the Share Exchange Agreement, Arrowvista transferred a note receivable and a license to Xalles in consideration of a note payable in the amount of $97,211.  The amount owed is unsecured, non-interest bearing, and due on demand.  Please refer to Note 7(d).

On August 19, 2015, the Company effected a 3-for-1 forward stock split of its common stock.  All common share and per common share amounts in these financial statements have been retroactively restated to reflect the stock split.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  There is no guarantee that the Company will be successful in these efforts.  As at September 30, 2015, the Company has not commenced its planned operations, has a working capital deficiency of $170,511 and has accumulated losses of $(43,897) since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

XALLES HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These condensed consolidated financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s condensed financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 fiscal year end.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF XALLES LIMITED

On July 14, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Xalles Limited ("Xalles"), a Delaware corporation, Arrowvista Corporation ("Arrowvista"), a Delaware corporation, Xalles Singapore Pte.  Ltd. ("Xalles Singapore"), a Singapore corporation, and the shareholders of Xalles, Arrowvista, and Xalles Singapore.  Pursuant to the Share Exchange Agreement, Xalles, Arrowvista, and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles became a wholly-owned subsidiary by the issuance of 19,500,000 shares of common stock on July 16, 2015.  Arrowvista will become a wholly-owned subsidiary by the issuance of 4,500,000 shares of common stock on or before June 30, 2016.  Xalles Singapore will become a wholly-owned subsidiary by the issuance of 2,250,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Share Exchange Agreement are subject to certain conditions.

The share purchase agreement was a capital transaction in substance and therefore has been accounted for as a reverse capitalization.  Under reverse capitalization accounting, Xalles was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company.  Assets acquired and liabilities assumed are reported at their historical amounts.  These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of Xalles since inception.

XALLES HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 4 – NOTE RECEIVABLE

As at September 30, 2015, the Company is owed $45,642 (December 31, 2014 - $nil) in a promissory note receivable from a non-related party, which was transferred from Arrowvista, a company under common control.  Please refer to Note 1.  Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and is due on demand.  As at September 30, 2015, the Company recorded a reserve of $45,642 (December 31, 2014 - $nil) on the estimated uncollectible note receivable and the accrued interest receivable of $16,656 (December 31, 2014 - $nil) had been written off as a reduction of additional paid-in capital.

NOTE 5 – LICENSE

Total $

Cost:

Balance, December 31, 2014	–

Additions	1,000

Balance, September 30, 2015	1,000

Accumulated depreciation:

Balance, December 31, 2014	–

Additions	17

Balance, September 30, 2015	17

Carrying amounts:

As at December 31, 2014	–

As at September 30, 2015	983

On July 1, 2015, the Company acquired the license from Arrowvista, a company under common control.  Refer to Note 1.  The license was recorded at the historical cost incurred by the related party and amortized over its estimated useful life of 15 years.

NOTE 6 – CONVERTIBLE DEBENTURE

On August 28, 2015, in consideration for future services, the Company issued a $60,000 convertible note which is unsecured, bears interest at 2% per annum and due on November 28, 2015.  The note is convertible into shares of common stock 90 days after the date of issuance (November 26, 2015) at a conversion rate of 60% of the average of the three lowest closing bid prices of the Company’s common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.  If, at the time of conversion, the lowest trading prices during the applicable 20 trading day period is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) variable conversion price or (2) $0.00001.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the conversion feature of $40,000 as a stock settle debt obligation and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date.  During the nine months ended September 30, 2015, the Company accreted $10,881 of the debt discount which was recorded as interest expense.  As at September 30, 2015, the carrying value of the debenture was $30,881 (December 31, 2014 - $nil).  As at September 30, 2015, accrued interest of $108 (2014 - $nil) has been recorded in accounts payable and accrued liabilities.

XALLES HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 7 – RELATED PARTY TRANSACTIONS

a)

On January 9, 2015, the Company entered into an agreement whereby a director of the Company will distribute $11,629 to service providers owed money by the Company.  The amount has been recorded as additional paid-in-capital prior to the recapitalization.

b)

As of September 30, 2015, the Company owed $40,718 (December 31, 2014 - $nil) to a director of the Company.  The amounts are unsecured, non-interest bearing and are due on demand.

c)

As of September 30, 2015, the Company owed $733 (December 31, 2014 - $nil) to the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

d)

As of September 30, 2015, the Company owed $97,211 (December 31, 2014 - $nil) to a company controlled by the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized:

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of preferred stock, par value $0.001.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

Issued and Outstanding:

a)

On July 16, 2015, the Company issued 19,500,000 shares of common stock pursuant to the Share Exchange Agreement with Xalles Limited, a Delaware corporation, to effect the acquisition and reverse capitalization.  Refer to Note 3.

b)

Effective July 16, 2015, the Company cancelled 19,500,000 shares of common stock held by the former President of the Company.

c)

On August 19, 2015, the Company effected a 3-for-1 forward stock split of its common stock.  All common share and per common share amounts in these financial statements have been retroactively restated to reflect the stock split.

d)

As of September 30, 2015, the Company had 15,000 (December 31, 2014 - nil) shares of common stock issuable to a consultant for services to be performed pursuant to an agreement dated August 28, 2015.

XALLES HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 9 – CONFLICTS OF INTEREST

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 – SUBSEQUENT EVENT

On October 7, 2015, the Company issued 1,000,000 shares of Series A Preferred to its directors.  The issuance of the Series A Preferred Stock to the Shareholders were made in consideration for services provided to the Company.

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

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $45,000 and a working capital deficit of $170,511.  As of September 30, 2015 our stockholders’ defecit was $169,528.

We used net cash of $25,982 in operating activities for the nine months ended September 30, 2015.  We received net cash of $25,982 from financing activities for the nine months ended September 30, 2015.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at September 30, 2015, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2015

No Revenues

Since our inception to September 30, 2015, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We incurred a net loss of $43,149 for the three months ended September 30, 2015.  Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2015.

Expenses

Our total operating expenses was $32,160 for the three months ended September 30, 2015.  Our professional fees were $16,512 for the three months ended September 30, 2015.  Our consulting fees were $15,015 for the three months ended September 30, 2015.

Results of Operations for the nine months ended September 30, 2015

Net Income/Loss

We incurred a net loss of $43,413 for the nine months ended September 30, 2015.  Our basic and diluted loss per share was $0.00 for the nine months ended September 30, 2015.

Expenses

Our total operating expenses was $32,424 for the nine months ended September 30, 2015.  Our professional fees were $16,512 for the nine months ended September 30, 2015.  Our consulting fees were $15,015 for the nine months ended September 30, 2015.

Plan of Operation

Our plan of operation for the next twelve months is to grow patent monetization business.

Going Concern

There is substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of September 30, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

The following items, which are deemed to be material weaknesses were identified:

  The Company lacks an independent audit committee to provide oversight of management activities.
  The Company lacks an accounting department with sufficient knowledge to ensure transactions are timely identified and recorded in accordance with U.S. GAAP and the rules of the SEC.
  The Company’s operations lack segregation of duties.

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

As of September 30, 2015, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 10, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

XALLES HOLDINGS INC. (REGISTRANT)

Date: December 11, 2015	/s/ Thomas Nash
Thomas Nash
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

Date: December 11, 2015	/s/ Stefan Stojanovic
Stefan Stojanovic
Director

