Form 10-Q/A
period 2015-09-30
Xalles Holdings Inc.
filed 2015-12-14
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

XALLES HOLDINGS INC. (REGISTRANT)

Date: December 14, 2015	/s/ Thomas Nash
Thomas Nash
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

Date: December 14, 2015	/s/ Stefan Stojanovic
Stefan Stojanovic
Director

