Form 10-K
period 2015-12-31
Xalles Holdings Inc.
filed 2016-04-14
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-190215

XALLES HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0524316
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

2020 Pennsylvania Ave. NW, #527

Washington DC 20006

 (Address of principal executive offices)

(202) 595-1299

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No ☐

As of June 30, 2015, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,960,000 based on our last sale price to investors of $0.10.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 5% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 13, 2016 the registrant’s outstanding stock consisted of 31,015,000 common shares.

XALLES HOLDINGS INC.

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

PART IV

Item 15

Exhibits, Financial Statement Schedules

PART I

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Xalles" mean Xalles Holdings Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Item 1.  Description of Business

Corporate Background

We are an emerging growth company (as defined in the Jumpstart Our Business Startups (JOBS) Act), and were formed in the State of Nevada on December 14, 2009.

We are building a business development company specialized in the payment industry and financial technology (“Fintech”).

Xalles supports government and business organizations with payment consulting and system solutions.  Xalles supports its own investee companies with the same strategic services plus direct investment and marketing and communications services.

Xalles has created a financial, technological and resource backbone to support the investee companies and external client projects.  This backbone consists of senior payment solutions consultants and a proprietary system for the financial reconciliation and auditing of business and government payment transactions.  Xalles also has a license to a patented payment card security solution.

Xalles, through its 3 core services, provides the company with high growth opportunities with assets on the balance sheet combined with recurring revenue streams for progressive income.

For targeted investments, Xalles has selected companies that have anchor customers, the right plan to capture the emerging target market, an exit strategy, and can leverage Xalles’ IP and payments systems expertise to add value and accelerate the rollout of their products and services.

Xalles forms a partnership with the investee companies, and while meeting their needs, also shares in their success.

Our Business

As discussed in the Financial Statements included in this Annual Report, for the year ended December 31, 2015, we had no revenue and had a net loss of approximately $156,450.  These factors raise substantial doubt that we will be able to continue as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations.  Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Our contact address is 2020 Pennsylvania Ave. NW, #527, Washington DC, 20006.  Our telephone number is 202-595-1299.  Our fax number is 202-318-7712.  Our website is www.xalles.com.

Unless otherwise indicated, all references in this Annual Report to “dollars” or “$” refer to US dollars.

Business Strategy

During 2016, we will continue to complete the closing of transactions that were initiated in July 2015 through the reverse merger agreement.  These transactions include ArrowVista Corporation and Xalles Singapore Pte Ltd. becoming wholly owned subsidiaries of Xalles Holdings Inc. during the first half of 2016.  These 2 corporate entities would join Xalles Limited in becoming the first 3 wholly owned subsidiaries.  Xalles Limited is the consulting and technology arm of Xalles, ArrowVista is primarily providing payment audit services, and Xalles Singapore holds shares in international holdings, currently its stake in Proxima Financeira S.A., a Brazilian corporation.  During 2016, Co-Owners Rewards Inc. will become a partially owned subsidiary of Xalles Holdings.

We will continue fundraising efforts in 2016 and have target projects and companies to invest new funds in that will be synergistic with our existing portfolio of services.  The synergy involves new sources of revenue and market penetration into new market segments such as prepaid cards in the U.S. and Brazil, eProcurement, eCommerce and B2B payment systems.

We will continue to seek acquisitions for our target business areas within Fintech.  Specific areas of interest are government and business payment solutions, as well as consumer payment and rewards products and services.

We plan to expand our strategic partnerships beyond our existing business development and audit service relationships.

We expect during 2016 to add management staff including a Chief Revenue Officer and a Chief Financial Officer.

Our goals for 2016 are to expand Xalles revenue through expanded consulting and audit client engagements with government and business prospects, as well as expand the asset footprint through strategic acquisitions which will yield asset growth as well as recurring revenue.

Market Sizes

Below are some of the relevant marketplaces we intend to compete in and their market sizing data.

U.S. Prepaid Card Market

In 2014, retail purchases made with prepaid cards will top U.S. $200 billion dollars, equaling five percent of all retail spending in the U.S.  The purchase volume numbers include prepaid debit, payroll cards, open and closed-loop gift cards, and open and closed-loop consumer incentive cards.

Brazil Prepaid/Debit Card Market

The debit card market in Brazil, currently valued at around BRL 250 billion, is expected to double in size by 2016.  Debit cards have seen 25% annual growth rate over the past 5 years, as consumers have found this payment method easy to adopt, while debit card providers have marketed the security and convenience of their use.

Electronic Payments Market

The estimated number of noncash payments, excluding wire transfers, was 122.8 billion in 2012, with a value of $79.0 trillion.  The number of noncash payments in the United States increased at a compound annual rate of 4.4 percent from 2009.

B2B eProcurement and eCommerce Market

According to recent research from Frost & Sullivan, Alibaba is a pioneer of B2B eCommerce with gross merchandise value of $27.28 billion, about 11 percent of their total; this dominant leadership position in a market expected to grow to $6.7 trillion in gross merchandise value by 2020.  This trend will make the B2B eCommerce market two times bigger than the B2C market ($3.2 trillion) within that timeframe.

Competition

We expect to encounter significant competition from others seeking to acquire similar interests in Fintech companies and assets.  This includes a likely increase in the number of competitors seeking to acquire the same or similar technologies or companies to those that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do.

The following companies compete with Xalles in one or more domain areas:

Costas Inc. (OTC PINK: CSSI) - Holding company to acquire digital currency and Fintech companies

Perk.com (TSX: PER) - mobile rewards company similar to financial rewards community of Co-Owners

Cass Information Systems, Inc. (NASDAQ: CASS) - Freight and other B2B payment auditing services

Cognizant Technology Solutions Corporation (NASDAQ: CTSH) - Business process and IT consulting including logistics and financial services industries

Towers Watson (NASDAQ: TW) – Financial services consulting

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for Fintech acquisitions.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar opportunities, which may reduce our market share in one or more marketplaces that we may then rely upon to generate future revenue.

Other companies may develop competing technologies services that offer better or less expensive alternatives to our product and service offerings.  Many potential competitors may have significantly greater resources than we do.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of our services offered by our operating subsidiaries obsolete and/or uneconomical.

Employees and Consultants

As of December 31, 2015, we did not have any full time or part time employees.  Our Chief Executive Officer works full time on a personal services contract to the company.  Other staff are independent contractors available on an as needed basis.  We currently engage independent contractors in the areas of accounting, legal, auditing services and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The company is currently seeking office space for the corporate operations in the Washington DC metro area. Currently the mailing address is 2020 Pennsylvania Ave. NW, #527, Washington DC 20006.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets under the symbol “XALL”.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

As of April 13, 2016 no shares of our common stock have traded.

Number of Holders

As of April 13, 2016, we had approximately 38 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

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

Overview

RESULTS OF OPERATIONS

Working Capital

	As of	As of
	December 31,	December 31,
	2015	2014
Current Assets	$23	$-
Current Liabilities	$283,554	($469)
Working Capital Deficit	($283,531)	($469)

Cash Flows

	Year ended December 31, 2015	Period from October 23, 2014 (inception) to December 31, 2014

Cash Flows (used in) Operating Activities	($37,941)	($484)
Cash Flows (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$37,964	$484
Net Increase in Cash During Period	$23	$-

Operating Revenues

During the periods ended December 31, 2015 and 2014, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2015, we incurred operating expenses of $116,039 compared with operating expenses of $484 during the period from October 23, 2014 (inception) to December 31, 2014.

For the year ended December 31, 2015, we incurred a net loss of $156,450 compared with a net loss of $484 during the period from October 23, 2014 (inception) to December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015 and the date of this filing, the Company does not have sufficient cash on hand to fund operations for the next 12 months. We intend to meet our cash requirements for the next 12 months through equity and debt financing, if such financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

As of December 31, 2015, we had a cash balance of $23 and total assets of $989 compared with $nil of cash and total assets of $nil as at December 31, 2014.

As of December 31, 2015, we had total liabilities of $283,554 compared with total liabilities of $469 at December 31, 2014.  The increase in total liabilities was attributed to trade accounts payable, convertible debt, and loans from related parties to fund ongoing obligations.

As of December 31, 2015, we had a working capital deficit of $283,531 compared with a working capital deficit of $469 as at December 31, 2014.  The decrease in working capital was due to an increase in liabilities to fund ongoing obligations.

Cash flow from Operating Activities

During the year ended December 31, 2015, we used cash of $37,941 for operating activities as compared to use of $484 during the year ended December 31, 2014.  The increase in cash used for operating activities during the year was due to increased obligations related to our compliance efforts.

Cashflow from Investing Activities

During the year ended December 31, 2015 and the period October 23, 2014 (inception) through December 31, 2014, we did not participate in any investing activities requiring cash.

Cashflow from Financing Activities

During the year ended December 31, 2015, we received proceeds of $37,964 from related parties compared with $484 during the year ended December 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data

XALLES HOLDINGS INC.

(Formerly STELLA BLU, INC.)

FINANCIAL STATEMENTS

December 31, 2015

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

 F-3

Consolidated Statement of Changes in Stockholders’ Equity

 F-4

Consolidated Statements of Cash Flows

 F-5

Notes to Consolidated Financial Statements

 F-6

          D. Brooks and Associates CPA’s, P.A.

      Certified Public Accountants  Valuation Analysts   Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Xalles Holdings Inc.

We have audited the accompanying consolidated balance sheets of Xalles Holdings Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. Xalles Holdings Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xalles Holdings Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues or assets. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 14, 2016

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

XALLES HOLDINGS INC.
(Formerly Stella Blu, Inc.)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	As of December 31, 2015	As of December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$23	$–
Total current assets	23	–
License (Note 5)	966	–
TOTAL ASSETS	$989	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Notes 6 and 8)	$32,910	$–
Convertible debenture (Note 6)	60,000	–
Stock-settled debt obligation (Note 6)	40,000	–
Due to related parties (Notes 7 and 8)	150,644	469
TOTAL CURRENT LIABILITIES	283,554	469

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Preferred stock, 5,000,000 shares authorized, par value $0.001, 1,000,000 and nil shares issued and outstanding	1,000	–
Common stock, 500,000,000 shares authorized, par value $0.0001, 31,015,000 and 30,900,000 shares issued and outstanding	3,102	3,090
Additional paid-in capital	(129,733)	(3,075)
Accumulated deficit	(156,934)	(484)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(282,565)	(469)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$989	$–

The accompanying notes are an integral part of these consolidated financial statements.

XALLES HOLDINGS INC.
(Formerly Stella Blu, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Year ended December 31, 2015	For the Period from October 23, 2014 (inception) to December 31, 2014

REVENUE	$–	$–

EXPENSES
General and administrative	16,931	484
Consulting fees	60,015	–
Professional fees	39,093	–
Total operating expenses	116,039	484
Net loss before other expense	(116,039)	(484)

Other Expense
Interest expense	(40,411)	–
Net loss	$(156,450)	$(484)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,900,315	30,900,000

The accompanying notes are an integral part of these consolidated financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of October 23, 2014 (inception)	–	$–	30,900,000	$3,090	$(3,075)	$–	$15

Net loss for the period ended December 31, 2014	–	–	–	–	–	(484)	(484)

Balance as of December 31, 2014	–	–	30,900,000	3,090	(3,075)	(484)	(469)

Recapitalization of Xalles Holdings Inc.	–	–	19,500,000	1,950	(127,611)	–	(125,661)

Cancellation of common shares held by the former President of the Company	–	–	(19,500,000)	(1,950)	1,950	–	–

Preferred stock issued pursuant to share exchange agreement (Note 1)	1,000,000	1,000	–	–	(1,000)	–	–

Common stock issued for future directors fees	–	–	100,000	10	(10)	–	–

Common stock issued for consulting services	–	–	15,000	2	13	–	15

Net loss for the year ended December 31, 2015	–	–	–	–	–	(156,450)	(156,450)

Balance as of December 31, 2015	1,000,000	$1,000	31,015,000	$3,102	$(129,733)	$(156,934)	$(282,565)

The accompanying notes are an integral part of these consolidated financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended December 31, 2015	For the Period from October 23, 2014 (inception) to December 31, 2014

OPERATING ACTIVITIES
Net loss	$(156,450)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	40,000	–
Amortization of license	34	–
Issuance of stock for consulting services	60,000	–
Stock-based compensation	15	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	18,460	–
NET CASH USED IN OPERATING ACTIVITIES	(37,941)	(484)

FINANCING ACTIVITIES
Proceeds from related parties	37,964	484
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,964	484

NET CHANGE IN CASH	23	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$23	$–
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–
SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Issuance of debt for license	$97,211	$–
Accounts payable assumed on recapitalization of Xalles Holdings Inc.	$14,450	$–
Amount due to related party assumed on recapitalization of Xalles Holdings Inc.	$15,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

 (Expressed in US dollars)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  There is no guarantee that the Company will be successful in these efforts.  As of December 31, 2015, the Company has not commenced its planned operations, has a working capital deficit of $283,531, and has accumulated losses of $156,934 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Xalles Holdings Inc. (“the Company”) was incorporated in the State of Nevada on December 14, 2009 under the name Stella Blu, Inc.  On August 24, 2015, the Company changed its name to Xalles Holdings Inc.

On July 14, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Xalles Limited ("Xalles"), a Delaware corporation (incorporated in October 2014), ArrowVista Corporation ("ArrowVista"), a Delaware corporation, Xalles Singapore Pte. Ltd. ("Xalles Singapore"), a Singapore corporation, and the shareholders of Xalles, ArrowVista, and Xalles Singapore.  Pursuant to the Agreement, Xalles, ArrowVista, and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles became a wholly-owned subsidiary by the issuance of 19,500,000 shares of common stock on July 16, 2015 (the "First Tranche").  Please refer to Note 3.  ArrowVista will become a wholly-owned subsidiary by the issuance of 4,500,000 shares of common stock on or before June 30, 2016.  Xalles Singapore will become a wholly-owned subsidiary by the issuance of 2,250,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Agreement are subject to certain conditions.

On July 1, 2015, prior to the closing of the First Tranche of the Agreement, ArrowVista transferred a note receivable and a license to Xalles in consideration of a note payable in the amount of $97,211.  The amount owed is unsecured, non-interest bearing, and due on demand.  Please refer to Note 8(d).

On August 19, 2015, the Company effected a 3-for-1 forward stock split of its common stock.  All common share and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the stock split.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These consolidated financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 fiscal year end.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Xalles Limited.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.  The Company regularly evaluates estimates and assumptions related to valuation of license, stock-based compensation, and deferred income tax asset valuation allowances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

License

The Company acquired a license from a company controlled by our CEO on July 1, 2015 in consideration for a note payable of $97,211.  License has been capitalized in accordance with ASC 350-30 “Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill.”  Amortization commenced on July 1, 2015 when the license was acquired and became ready for its intended use.  Amortization is calculated on a straight-line basis over its estimated useful life of 15 years.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying value over the fair value of the asset.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debenture, stock-settled debt obligation, and amounts due to related parties.  Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2015, the Company has 10,000,000 (2014 – nil) potentially dilutive shares outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.  As at December 31, 2015 and 2014, the Company had no items representing comprehensive income or loss.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements.  Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  No tax benefits are recognized for positions that do not meet this threshold.  The Company has no uncertain tax positions that require the Company to record a liability.  The Company’s tax years ended December 31, 2009, 2010, 2011, 2012, 2013, 2014, and 2015 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.  The Company had no accrued penalties and interest as of December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF XALLES LIMITED

On July 14, 2015, the Company entered into an Agreement with Xalles Limited ("Xalles"), a Delaware corporation, ArrowVista Corporation ("ArrowVista"), a Delaware corporation, Xalles Singapore Pte.  Ltd. ("Xalles Singapore"), a Singapore corporation, and the shareholders of Xalles, ArrowVista, and Xalles Singapore.  Pursuant to the Agreement, Xalles, ArrowVista, and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles became a wholly-owned subsidiary by the issuance of 19,500,000 shares of common stock on July 16, 2015.  ArrowVista will become a wholly-owned subsidiary by the issuance of 4,500,000 shares of common stock on or before June 30, 2016.  Xalles Singapore will become a wholly-owned subsidiary by the issuance of 2,250,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Agreement are subject to certain conditions.  The original shareholders of the Company agreed to fund $300,000 to support the current operations and continued development of the business.  Refer to Note 12.

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

NOTE 4 – NOTE RECEIVABLE

As at December 31, 2015, the Company is owed $45,642 (2014 - $nil) in a promissory note receivable which was transferred from a company controlled by our CEO.  Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and is due on demand.  As of December 31, 2015, the Company recorded a reserve of $45,642 (2014 - $nil) on the estimated uncollectible note receivable and the accrued interest receivable of $16,656 (2014 - $nil) has been written off as a reduction of additional paid-in capital prior to the recapitalization of Xalles Holdings Inc., due to the related party nature.

NOTE 5 – LICENSE

On July 1, 2015, the Company acquired the license from a company controlled by our CEO.  The license was recorded at the historical cost incurred by the related party and amortized over its estimated useful life of 15 years. The following represents the carrying value of the license at December 31, 2015:

License	$1,000

Accumulated depreciation	34

Carrying value as at December 31, 2015	$966

NOTE 6 – CONVERTIBLE DEBENTURE

On August 28, 2015, in consideration for future consulting services, the Company issued a $60,000 convertible note which is unsecured, bears interest at 2% per annum and was due on November 28, 2015.  The note is convertible into shares of common stock 90 days after the date of issuance (November 26, 2015) at a conversion rate of 60% of the average of the three lowest closing bid prices of the Company’s common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.  If, at the time of conversion, the lowest trading prices during the applicable 20 trading day period is equal to or less than $0.0001, then the conversion price shall equal the lesser of the (1) variable conversion price or (2) $0.00001.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the conversion feature of $40,000 as a stock-settled debt obligation and an equivalent discount which was charged to operations over the term of the convertible debenture from the effective date to the convertible date.  During the year ended December 31, 2015, the Company accreted $40,000 of the debt discount which was recorded as interest expense.  As of December 31, 2015, the carrying value of the debenture was $60,000 (2014 - $nil).  As of December 31, 2015, accrued interest of $411 (2014 - $nil) has been recorded in accounts payable and accrued liabilities.

NOTE 7 – NOTES PAYABLE

a)

As of December 31, 2015, the Company owed $52,600 (2014 - $nil) to a former director of the Company.  The amounts are unsecured, non-interest bearing and are due on demand.

b)

As of December 31, 2015, the Company owed $833 (2014 - $nil) to the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

c)

As of December 31, 2015, the Company owed $97,211 (2014 - $nil) to a company controlled by the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

All debt is due on demand and has been included in current liabilities on the balance sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

a)

On January 9, 2015, the Company entered into an agreement whereby a director of the Company paid $11,629 to service providers on behalf of the Company.  The amount was recorded as additional paid-in-capital prior to the recapitalization.

b)

As of December 31, 2015, the Company owed $52,600 (2014 - $nil) to a former director of the Company.  The amounts are unsecured, non-interest bearing and are due on demand.

c)

As of December 31, 2015, the Company owed $833 (2014 - $nil) to the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

d)

As of December 31, 2015, the Company owed $97,211 (2014 - $nil) to a company controlled by the CEO of the Company.  The amount is unsecured, non-interest bearing and is due on demand.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

b)

On July 16, 2015, the Company cancelled 19,500,000 shares of common stock held by the former President of the Company.

c)

On August 19, 2015, the Company effected a 3-for-1 forward stock split of its common stock.  All common share and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the stock split.

d)

On October 7, 2015, the Company issued 1,000,000 shares of Series A preferred stock to the CEO of the Company and a former director of the Company.  The issuance of the Series A preferred stock was made pursuant to the share exchange agreement, and recorded as contributed capital.  Refer to Note 1.

e)

On December 30, 2015, the Company issued 15,000 shares of common stock with a fair value of $15 to a consultant for services performed pursuant to an agreement dated August 28, 2015.

f)

On December 30, 2015, a former director cancelled 500,000 shares of Series A preferred stock, which were reissued to a new director. The cancellation and re-issuance of the Series A Preferred Stock was made pursuant to the share exchange agreement, and recorded as contributed capital.

As valuable consideration for services to be incurred, the Company also issued 100,000 shares of common stock to this director. As the amounts were for future services, no value was assigned to these shares of common stock.

NOTE 10 – CONFLICTS OF INTEREST

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 11 - INCOME TAXES

The Company is subject to income taxes at a combined rate of 35% (2014 – 43.7%).  The reconciliation of the provision for income taxes at the combined statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax expense (recovery) at statutory rate	(54,754)	(212)

Permanent difference and other	5	–
Difference in tax rates between foreign jurisdictions	(1,249)	–
Valuation allowance change	55,998	212

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014, after applying enacted income tax rates, are as follows:

	2015 $	2014 $

Net operating losses carried forward	56,224	212
License	(14)	–
Valuation allowance	(56,210)	(212)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $156,952 which may be carried forward to apply against future year taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2034	484
2035	156,468

156,952

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2016, the Company entered into a consulting agreement for a term of six months (the "Initial Term"), which would automatically extend for a subsequent six-months term (the "Renewal Term") unless terminated with written notice.  In consideration for future services, the Company issued a $90,000 convertible note for the Initial Term and will issue additional $90,000 convertible notes for any future Renewal Terms. The note is unsecured, bears interest at 6% per annum, and due on April 4, 2016.  The note is convertible into shares of common stock during the period from 90 days after the date of issuance (April 2, 2016) to three years from the date of issuance (January 4, 2019), at a conversion rate of 60% of the average of the three lowest intraday trading prices of the Company’s common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

On February 29, 2016, the Company closed an Asset Purchase Agreement dated July 14, 2015 and amended December 2, 2015 (the “Agreement”) with Co-Owners Inc. ("Co-Owners"), a Florida corporation, and the shareholders of Co-Owners.  Pursuant to the Agreement, the Company agreed to purchase certain assets and assume certain liabilities of Co-Owners and transfer these assets and liabilities to a newly incorporated company, named Co-Owners Rewards Inc. (“Subco”).  In consideration, Subco will issue 2,200,000 shares of common stock to the Company and 2,330,000 shares of common stock to certain shareholders of Co-Owners.

Subsequent to December 31, 2015, the Company received $33,000 from the original shareholders of the Company prior to the acquisition of Xalles.  The proceeds received were pursuant to the agreement as described in Note 3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2015.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Thomas Nash	50	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer
Mati Baumel	55	Director

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

Thomas Nash, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Thomas W. Nash has expertise is in the Financial Supply Chain and payment services.  Mr. Nash has provided strategic business advice to more than 200 firms worldwide from small firms to large organizations such as U.S. Bank, MasterCard, and Citibank.  He also led the implementation of financial systems deployment within the U.S. Government’s Department of Defense and Department of Homeland Security.  Mr. Nash has also advised the Governments of Brazil, China, Hungary, Romania, and others.  Mr. Nash has helped launch successful startup ventures in the payment, eCommerce and IT fields.

From October 2014 to present, Mr. Nash has been a Director and Officer of Xalles Limited, a private company.  From December 2012 to Present, Mr. Nash has been a Director of Genuine Metrics, Inc., a private company.  From February 2008 to present, Mr. Nash has been a Director and Officer of Xalles Singapore Pte.  Ltd., a private company.  From June 2007 to Present, Mr. Nash has been a Director and Officer of Co-Owners Inc., a private company.  From March 2003 to Present, Mr. Nash has been a Director and Officer of ArrowVista Corporation, a private company.  From July 2002 to Present, Mr. Nash has been a Director and Officer of Xalles Limited (Ireland), a private company.  From September 1996 to Present, Mr. Nash has been a Director and Officer of Triumph Implementation Consulting Corporation, a private company

Mr. Nash does not currently serve on the boards of other public companies.

Mati Baumel, Director

Mr. Baumel is a Mathematician and Software Developer, Industrial Management Engineer who developed the Polymath NHE platform with a mission of leveraging Artificial Intelligence to innovate and improve the accuracy and efficiency of diagnoses in global healthcare.

In 2003, Mr. Baumel launched T&R International B.V in Amsterdam Netherlands, a programming and development firm focused on Video Motion Detection, Artificial Intelligence technologies and RFID tags and cards.  Some of its projects include: Security systems in London airports, Copenhagen, Glasgow and many others.  His technical consulting work continued with projects including Medical Performance under War platform for countries and for the World Health Organization on epidemic reaction on, “No Time to Lose” project.  From 2003 to Present Mr. Baumel is the Inventor and Founder at T&R International B.V –Holland, a private company.  From 2012 to Present, Mr. Baumel is the Inventor and Founder at New Health Era S.A- Switzerland, a private company.

Mr. Baumel does not currently serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2015 were filed.

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

Director Nominees

As of December 31, 2015 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2015.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Nash, President, CEO, CFO, Secretary, Treasurer and Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Mati Baumel , Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Mr. Nash spends approximately 100% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of October 3, 2015, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of October 3, 2015, there were 31,015,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Thomas Nash (1) 2020 Pennsylvania Ave. NW, #527 Washington DC 20006	19,500,000	62.9%
Common	Mati Baumel 2020 Pennsylvania Ave. NW, #527 Washington DC 20006	100,000	(3)
	All Executive Officers and Directors as a Group	19,600,000	62.9%

(1)

Thomas Nash is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 31,015,000 as April 13, 2016.

(3)

Less than 1%

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

Change of Control

As of December 31, 2015 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, D. Brooks and Associates CPA’s, P.A. for the years ended December 31, 2015 and December 31, 2014 and any other fees billed for other services rendered during that period.
Description of Service	Year ended December 31, 2015 ($)	Year ended December 31, 2014 ($)
Audit fees	3,500	3,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	3,500	3,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2015.

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

XALLES HOLDINGS INC.

Date: April 14, 2016	By:	/s/ Thomas Nash
Thomas Nash
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Nash Thomas Nash	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	April 14, 2016

/s/ Mati Baumel Mati Baumel	Director	April 14, 2016

