Form 10-K/A
period 2015-12-31
Xalles Holdings Inc.
filed 2016-06-15
CIK 1581220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-190215

XALLES HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	80-0524316
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No 

As of June 30, 2015, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,960,000.00 based on our last sale price to investors of $0.10. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of April 13, 2016 the registrant’s outstanding stock consisted of 31,015,000 common shares.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which the Registrant previously filed with the Securities and Exchange Commission on April 14, 2016 (the “Original Filing”).  The Registrant is filing this Amendment to correct the following:

1.	To correct it’s EIN to 80-0524316; and

2.	To correct an error in the Report of Independent Registered Public Accounting Firm to include the period from October 23, 2014 (inception) to December 31, 2014 in the report.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

Our Business

As discussed in the Financial Statements included in this Annual Report, as of December 31, 2015, we had no revenue and had a net loss of approximately $156,450 for the year ended December 31, 2015. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Overview

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2015	2014
Current Assets	$23	$—
Current Liabilities	$283,554	$(469)
Working Capital (Deficit)	$(283,531)	$(469)

Cash Flows

	Year ended December 31, 2015	Period from October 23, 2014 (date of inception) to December 31, 2014

Cash Flows (used in) Operating Activities	$(37,941)	$(484)
Cash Flows (used in) Investing Activities	$—	$—
Cash Flows provided by Financing Activities	$37,964	$484
Net Increase (decrease) in Cash During Period	$23	$—

Operating Revenues

During the years ended December 31, 2015 and 2014, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2015, we incurred operating expenses of $116,039 compared with operating expenses of $484 during the period from October 23, 2014 (date of inception) to December 31, 2014.

For the year ended December 31, 2015, we incurred a net loss of $156,450 compared with a net loss of $484 during the period from October 23, 2014 (date of inception) to December 31, 2014.

Liquidity and Capital Resources

As at December 31, 2015, we had a cash balance of $23 and total assets of $989 compared with $nil of cash and total assets of $nil as at December 31, 2014.

As at December 31, 2015, we had total liabilities of $283,554 compared with total liabilities of $469 at December 31, 2014.  The increase in total liabilities was attributed to increased operations.

As at December 31, 2015, we had a working capital surplus of $154,064 compared with a working capital deficit of $469 as at December 31, 2014.  The increase in working capital was due to an increase in prepaid expenses.

Cash flow from Operating Activities

During the year ended December 31, 2015, we used cash of $37,941 for operating activities as compared to use of $nil during the year ended December 31, 2014.  The increase in cash used for operating activities during the year was due to increased operations.

Cashflow from Investing Activities

During the year ended December 31, 2015 we used net cash of $nil in investing activities compared to $nil during the year ended December 31, 2014.

Cashflow from Financing Activities

During the year ended December 31, 2015, we received proceeds of $37,964 from financing activities compared with $484 during the year ended December 31, 2014.

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

(Expressed in US dollars)

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants Valuation Analysts Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Xalles Holdings Inc.

We have audited the accompanying consolidated balance sheets of Xalles Holdings Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and for the period from October 23, 2014 (inception) to December 31, 2014. Xalles Holdings Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xalles Holdings Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from October 23, 2014 (inception) to December 31, 2014. in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 14, 2016

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As of December 31, 2015	As of December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$23	$—
Total current assets	23	—
License (Note 5)	966	—
TOTAL ASSETS	989	—

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Notes 6 and 7)	32,910	—
Convertible debenture (Note 6)	60,000	—
Stock-settled debt obligation (Note 6)	40,000	—
Due to related parties (Notes 7 and 8)	150,644	469
TOTAL CURRENT LIABILITIES	283,554	469

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Preferred stock, 5,000,000 shares authorized, par value $0.001, 1,000,000 and nil shares issued and outstanding	1,000	—
Common stock, 500,000,000 shares authorized, par value $0.0001, 31,015,000 and 30,900,000 shares issued and outstanding	3,102	3,090
Additional paid-in capital	(129,733)	(3,075)
Accumulated deficit	(156,934)	(484)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(282,565)	(469)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$989	$—

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Year ended December 31, 2015	For the Period from October 23, 2014 (inception) to December 31, 2014

REVENUE	$—	$—

EXPENSES
General and administrative	16,931	484
Consulting fees	60,015	—
Professional fees	39,093	—
Total operating expenses	116,039	484
Net loss before other expense	(116,039)	(484)

Other Expense
Interest expense	(40,411)	—
Net loss	$(156,450)	$(484)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,900,315	30,900,000

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	#		#

Balance as of October 23, 2014 (inception)	—	$—	30,900,000	$3,090	$(3,075)	$—	$15

Net loss for the period	—	—	—	—	—	(484)	(484)

Balance as of December 31, 2014	—	—	30,900,000	3,090	(3,075)	(484)	(469)

Recapitalization of Xalles Holdings, Inc.	—	—	19,500,000	1,950	(127,611)	—	(125,661)

Cancellation of common shares held by the former President of the Company	—	—	(19,500,000)	(1,950)	1,950	—	—

Preferred stock issued pursuant to share exchange agreement (Note 1)	1,000,000	1,000	—	—	(1,000)	—	—

Cancellation of preferred shares held by a former director of the Company which were reissued to a new director	—	—	—	—	—	—	—

Common stock issued for future directors fees	—	—	100,000	10	(10)	—	—

Common stock issued for consulting services	—	—	15,000	2	13	—	15

Net loss for the year	—	—	—	—	—	(156,450)	(156,450)

Balance as of December 31, 2015	1,000,000	$1,000	31,015,000	$3,102	$(129,733)	$(156,934)	$(282,565)

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended December 31, 2015	For the Period from October 23, 2014 (inception) to December 31, 2014

OPERATING ACTIVITIES
Net loss	$(156,450)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	40,000	—
Amortization of license	34	—
Issuance of stock for consulting services	60,000	—
Stock-based compensation	15	—
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	18,460	—
NET CASH USED IN OPERATING ACTIVITIES	(37,941)	(484)

FINANCING ACTIVITIES
Proceeds from related parties	37,964	484
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,964	484

NET CHANGE IN CASH	23	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$23	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Issuance of debt for license	$97,211	$—
Accounts payable assumed on recapitalization of Xalles Holdings, Inc.	$14,450	$—
Amount due to related party assumed on recapitalization of Xalles Holdings, Inc.	$15,000	$—

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Expressed in US dollars)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Xalles Holdings, Inc. (“the Company”) was incorporated in the State of Nevada on December 14, 2009 under the name Stella Blu, Inc. On August 24, 2015, the Company changed its name to Xalles Holdings Inc.

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

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Expressed in US dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – NOTE RECEIVABLE

As at December 31, 2015, the Company is owed $45,642 (2014 - $nil) in a promissory note receivable from a non-related party, which was transferred from a company controlled by our CEO. Under the terms of the note, the amount is unsecured, bears interest at 8% per annum, and is due on demand. As at December 31, 2015, the Company recorded a reserve of $45,642 (2014 - $nil) on the estimated uncollectible note receivable and the accrued interest receivable of $16,656 (2014 - $nil) has been written off as a reduction of additional paid-in capital prior to the recapitalization of Xalles Holdings, Inc., due to the related party nature.

NOTE 5 – LICENSE

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

December 31, 2015

(Expressed in US dollars)

NOTE 6 – CONVERTIBLE DEBENTURE (continued)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

a)	On January 9, 2015, the Company entered into an agreement whereby a director of the Company paid $11,629 to service providers on behalf of the Company. The amount was recorded as additional paid-in-capital prior to the recapitalization.

b)	As of December 31, 2015, the Company owed $52,600 (2014 - $nil) to a former director of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

c)	As of December 31, 2015, the Company owed $833 (2014 - $nil) to the CEO of the Company. The amount is unsecured, non-interest bearing and is due on demand.

d)	As of December 31, 2015, the Company owed $97,211 (2014 - $nil) to a company controlled by the CEO of the Company. The amount is unsecured, non-interest bearing and is due on demand.

NOTE 8 – NOTES PAYABLE

a)	As of December 31, 2015, the Company owed $52,600 (2014 - $nil) to a former director of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

b)	As of December 31, 2015, the Company owed $833 (2014 - $nil) to the CEO of the Company. The amount is unsecured, non-interest bearing and is due on demand.

c)	As of December 31, 2015, the Company owed $97,211 (2014 - $nil) to a company controlled by the CEO of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Debt maturity schedule:

2016	$150,644

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

Issued and Outstanding:

a)	On July 16, 2015, the Company issued 19,500,000 shares of common stock pursuant to the Share Exchange Agreement with Xalles Limited, a Delaware corporation, to effect the acquisition and reverse capitalization. Refer to Note 3.

b)	On July 16, 2015, the Company cancelled 19,500,000 shares of common stock held by the former President of the Company.

c)	On August 19, 2015, the Company effected a 3-for-1 forward stock split of its common stock. All common share and per common share amounts in these consolidated financial statements have been retroactively restated to reflect the stock split.

d)	On October 7, 2015, the Company issued 1,000,000 shares of Series A preferred stock to the CEO of the Company and a former director of the Company. The issuance of the Series A preferred stock was made pursuant to the share exchange agreement, and recorded as contributed capital. Refer to Note 1.

e)	On December 30, 2015, the Company issued 15,000 shares of common stock with a fair value of $15 to a consultant for services performed pursuant to an agreement dated August 28, 2015.

f)	On December 30, 2015, a former director cancelled 500,000 shares of Series A preferred stock, which were reissued to a new director.

g)	On December 30, 2015, the Company issued 500,000 shares of Series A preferred stock to a new director of the Company. The issuance of the Series A Preferred Stock was made pursuant to the share exchange agreement, and recorded as contributed capital.

As valuable consideration, the Company also issued 100,000 shares of common stock to this director.

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

NOTE 11 - INCOME TAXES

The Company is subject to income taxes at a combined rate of 35% (2014 – 43.7%). The reconciliation of the provision for income taxes at the combined statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax expense (recovery) at statutory rate	(54,754)	(212)

Permanent difference and other	5	—
Difference in tax rates between foreign jurisdictions	(1,249)	—
Valuation allowance change	55,998	212

Provision for income taxes	—	—

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014, after applying enacted income tax rates, are as follows:

	2015 $	2014 $

Net operating losses carried forward	56,224	212
License	(14)	—
Valuation allowance	(56,210)	(212)

Net deferred income tax asset	—	—

The Company has net operating losses carried forward of $156,952 which may be carried forward to apply against future year taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2034	484
2035	156,468

156,952

XALLES HOLDINGS INC.

(Formerly Stella Blu, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Expressed in US dollars)

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2016, the Company entered into a consulting agreement for a term of six months (the "Initial Term"), which would automatically extend for a subsequent six-months term (the "Renewal Term") unless terminated with written notice. In consideration for future services, the Company is to issue a $90,000 convertible note for the Initial Term and for each Renewal Term.

On January 4, 2016, the Company issued a convertible note in the amount of $90,000 pursuant to the agreement. The note is unsecured, bears interest at 6% per annum, and due on April 4, 2016. The note is convertible into shares of common stock during the period from 90 days after the date of issuance (April 2, 2016) to three years from the date of issuance (January 4, 2019), at a conversion rate of 60% of the average of the three lowest intraday trading prices of the Company’s common stock for the twenty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

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

On July 14, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Xalles Limited ("Xalles"), a Delaware corporation (incorporated in October 2014), Arrowista Corporation ("Arrowvista"), a Delaware corporation, Xalles Singapore Pte. Ltd. ("Xalles Singapore"), a Singapore corporation, and the shareholders of Xalles, Arrowvista, and Xalles Singapore.  Pursuant to the Agreement, Xalles, Arrowvista, and Xalles Singapore will become wholly-owned subsidiaries of the Company in exchange for the issuance of certain shares.  Xalles became a wholly-owned subsidiary by the issuance of 19,500,000 shares of common stock on July 16, 2015 (the "First Tranche"). Please refer to Note 3. Arrowvista will become a wholly-owned subsidiary by the issuance of 4,500,000 shares of common stock on or before June 30, 2016. Xalles Singapore will become a wholly-owned subsidiary by the issuance of 2,250,000 shares of common stock on or before June 30, 2016.  The consummation of the transactions set forth in the Agreement are subject to certain conditions.

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

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Description of Service	Year ended December 31, 2015 ($)	Year ended December 31, 2014 ($)
Audit fees	3,500	3,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	3,500	3,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2015

PART IV

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

XALLES HOLDINGS INC.

Date: June 15, 2016	By:	/s/ Thomas Nash
Thomas Nash
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Nash Thomas Nash	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	June 15, 2016

/s/ Mati Baumel Mati Baumel	Director	June 15, 2016

